Form 10-Q
period 2001-09-30
COLONY RIH HOLDINGS INC; COLONY RIH ACQUISITIONS INC
filed 2001-12-14
CIK 1141270, 1141271

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended SEPTEMBER 30, 2001


                                       or


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


    For the transition period from _______________ to _______________________


                        Commission file number 000-32987


                            COLONY RIH HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                             95-4849060
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

                               -------------------

                          COLONY RIH ACQUISITIONS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                            95-4828297
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)
                               -------------------
             1133 Boardwalk
            Atlantic City, NJ                                     08401
(Address of principal executive offices)                       (Zip Code)


               Registrants' telephone number, including area code:
                                 (609) 344-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


The number of shares outstanding of Colony RIH Holdings, Inc.'s Class A Common Stock, $0.01 par value, was 21,000 and the number of shares outstanding of Colony RIH Holdings, Inc.'s Class B Common Stock, $0.01 par value, was 424,990, as of November 13, 2001.


The number of shares outstanding of Colony RIH Acquisitions, Inc.'s Common Stock, $0.01 par value, was 100 as of November 13, 2001.

                            COLONY RIH HOLDINGS, INC.
                                       AND
                          COLONY RIH ACQUISITIONS, INC.

                                      INDEX

PART I.      FINANCIAL INFORMATION                                                                  PAGE
                                                                                                    ----
Item 1.      Unaudited Financial Statements
             Condensed Consolidated Balance Sheets of Colony RIH Holdings, Inc. at                    2
             September 30, 2001 and December 31, 2000
             Condensed Consolidated Statements of Operations of Colony RIH Holdings, Inc.             3
             for the three and nine months ended September 30, 2001 and September 30, 2000
             Condensed Consolidated Statements of Cash Flows of Colony RIH Holdings, Inc.             4
             for the nine months ended September 30, 2001 and September 30, 2000
             Notes to Condensed Consolidated Financial Statements of Colony RIH Holdings,             5
             Inc.
             Condensed Consolidated Balance Sheets of Colony RIH Acquisitions, Inc. at                9
             September 30, 2001 and December 31, 2000
             Condensed Consolidated Statements of Operations of Colony RIH Acquisitions,             10
             Inc. for the three and nine months ended September 30, 2001 and September
             30, 2000
             Condensed Consolidated Statements of Cash Flows of Colony RIH Acquisitions,             11
             Inc. for the nine months ended September 30, 2001 and September 30, 2000
             Notes to Condensed Consolidated Financial Statements of Colony RIH                      12
             Acquisitions, Inc.
 Item 2.     Management's Discussion and Analysis of Financial Condition and  Results                16
             of Operations
 Item 3.     Quantitative and Qualitative Disclosures About Market Risk                              20

PART II.     OTHER INFORMATION

 Item 1.      Legal Proceedings                                                                       21
 Item 2.      Changes in Securities                                                                   21
 Item 3.      Defaults Upon Senior Securities                                                         21
 Item 4.      Submission of Matters to a Vote of Security Holders                                     21
 Item 5.      Other Information                                                                       22
 Item 6.      Exhibits and Reports on Form 8-K                                                        22

                         PART I -FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            COLONY RIH HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                          September 30,    December 31,
                                                                              2001             2000
                                                                          -------------    ------------
                                ASSETS                                      Successor       Predecessor
                                                                           (Unaudited)
Current assets
      Cash and cash equivalents                                           $        19,334    $        21,453
      Receivables, net                                                              7,656              9,142
      Inventories                                                                   1,524              2,006
      Prepaid expenses                                                              4,127              1,934
                                                                          ---------------    ---------------
              Total current assets                                                 32,641             34,535

Property and equipment, net                                                       119,812            257,778
Deferred charges and other assets                                                  27,436             23,567
Goodwill, net of amortization                                                           -             95,091
                                                                          ---------------    ---------------
              Total assets                                                $       179,889    $       410,971
                                                                          ===============    ===============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Current maturities of long-term debt                                $         6,563    $           581
      Accounts payable                                                              5,573              5,405
      Accrued interest payable                                                      1,364              1,648
      Accrued interest payable to affiliates                                            -              5,300
      Accrued expenses and other current liabilities                               26,280             26,748
                                                                          ---------------    ---------------
              Total current liabilities                                            39,780             39,682
                                                                          ---------------    ---------------

Notes payable to affiliates, net of unamortized discounts                               -            199,337

Long-term debt                                                                     89,681             79,000

Deferred income taxes                                                                   -             35,457

Redeemable common stock                                                             2,125                  -
                                                                         ---------------    ---------------

              Total liabilities                                                   131,586            353,476

Shareholders' equity
      Common stock:
          Class A - $0.01 par value, 21,000 shares issued and                           -                  -
          outstanding
          Class B - $0.01 par value, 424,990 shares issued and                          4                  -
          outstanding
          RIH - $1 par value, 1,000,000 shares issued and outstanding                   -              1,000
      Stock options outstanding                                                       346                  -
      Capital in excess of par                                                     40,371            123,660
      Retained earnings (accumulated deficit)                                       7,582            (67,165)
                                                                          ---------------    ---------------
              Total shareholders' equity                                           48,303             57,495
                                                                          ---------------    ---------------
                  Total liabilities and shareholders' equity              $       179,889    $       410,971
                                                                          ===============    ===============

   The accompanying notes are an integral part of these financial statements.

                            COLONY RIH HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                       For the three and nine months ended
                        September 30, 2001 and September
                         30, 2000 (Dollars in thousands)


                                            Three months ended                       Nine months ended
                                               September 30,                            September 30,
                                       --------------------------      --------------------------------------------------
                                                                         January 1,        April 25,
                                                                          2001 to           2001 to
                                            2001         2000          April 24, 2001  September 30, 2001       2000
                                       ------------- ------------      --------------  ------------------   -------------
                                         Successor    Predecessor        Predecessor        Successor        Predecessor
Revenues
   Casino                                $   63,887  $   56,340          $   68,220       $   105,221       $  174,096
   Lodging                                    4,103       4,720               3,996             6,763           12,835
   Food and beverage                          7,081       7,192               6,977            11,864           20,090
   Other                                      1,447       1,389               1,523             2,756            3,576
   Less:  promotional allowances             (7,665)     (7,135)             (7,510)          (12,304)         (19,344)
                                         ----------  ----------          ----------       -----------       ----------
     Total net revenue                       68,853      71,506              73,206           114,300          191,253

Costs and expenses
   Casino                                    37,134      39,419              42,234            62,476          111,666
   Lodging                                      718       1,118                 913             1,392            3,104
   Food and beverage                          3,456       3,823               3,639             6,152           11,573
   Other operating                            6,384       6,480               8,293            10,758           19,400
   Selling, general and administrative        7,930      11,340              10,532            13,785           30,625
   Depreciation and amortization              1,821       4,159               5,325             3,041           13,157
                                         ----------  ----------          ----------       -----------       ----------
     Total costs and expenses                57,443      66,339              70,936            97,604          189,525

     Income (loss) from operations           11,410       5,167               2,270            16,696            1,728

Interest income                                 234         269                 510               429            1,147
Interest expense                             (2,524)     (6,216)             (7,673)           (4,443)         (18,400)
Other income (expense)                          (71)       (716)                  -              (157)            (716)
                                         ----------  ----------          ----------       -----------       ----------

     Income (loss) before income taxes        9,049      (1,496)             (4,893)           12,525          (16,241)

Provision for income taxes                   (3,606)          -                   -            (4,943)               -
                                         ----------  ----------          ----------       -----------       ----------

     Net income (loss)                   $    5,443  $   (1,496)         $   (4,893)      $     7,582       $  (16,241)
                                         ==========  ==========          ==========       ===========       ==========

   The accompanying notes are an integral part of these financial statements.

                            COLONY RIH HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
              For the nine months ended September 30, 2001 and 2000
                             (Dollars in thousands)


                                                                            Nine months ended
                                                                            September 30, 2001              Nine months
                                                                --------------------------------------
                                                                 January 1, 2001     April 25, 2001 to         ended
                                                                to April 24, 2001   September 30, 2001   September 30, 2000
                                                                -----------------   ------------------   ------------------
                                                                   Predecessor           Successor          Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:
   Reconciliation of net income (loss) to net cash provided by
     (used in) operating activities-
       Net income (loss)                                            $     (4,893)         $     7,582          $ (16,241)
       Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities-
           Depreciation and amortization                                   5,038                2,576             12,406
           Amortization of debt premiums, discounts
             and issuance costs                                              203                  532                448

           Provision for doubtful receivables                                517                  (12)             1,007
           Provision for discount on CRDA obligations,
             net of amortization                                             280                  455                738
           Stock option costs                                                  -                   55                  -
           Net loss on dispositions of property and equipment                  -                    -                716
           Net (increase) decrease in receivables                            684               (1,617)            (4,274)
           Net increase in inventories and prepaid expenses               (1,600)                (717)              (171)
           Net (increase) decrease in deferred charges and
           other assets                                                       72                 (338)              (190)
           Net increase (decrease) in accounts payable and
             accrued expenses                                               (572)               3,872              1,057
           Net increase (decrease) in interest payable to
           affiliates                                                      9,109                    -             (4,479)
                                                                    ------------          -----------          ---------
               Net cash provided by (used in) operating activities         8,838               12,388             (8,983)
                                                                    ------------          -----------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                    (1,229)              (8,745)            (8,056)
   Purchase of RIH, net of cash acquired                                       -              (97,004)                 -
   CRDA deposits and bond purchases                                       (1,332)                (770)            (2,071)
                                                                    ------------          -----------          ---------
             Net cash used in investing activities                        (2,561)            (106,519)           (10,127)
                                                                    ------------          -----------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                    -               87,084              6,000
   Payments to secure borrowings                                               -               (7,133)                 -
   Proceeds from the issuance of common stock                                  -               40,375                  -
   Proceeds from the issuance of redeemable common stock                       -                2,125                  -
   Advances from affiliates                                                    -                    -             20,842
   Debt repayments                                                          (234)              (8,986)            (1,545)
                                                                    ------------          -----------          ---------
             Net cash provided by (used in) financing activities            (234)             113,465             25,297
                                                                    ------------          -----------          ---------

Net increase (decrease) in cash and cash equivalents                       6,043               19,334              6,187
Cash and cash equivalents at beginning of period                          21,453                    -             14,541
Cash and cash equivalents at end of period                          $     27,496          $    19,334          $  20,728
                                                                    ============          ===========          =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
   Purchase of RIH financed by issuance of note payable to SINA     $          -          $    17,500          $       -
                                                                    ============          ===========          =========

   The accompanying notes are an integral part of these financial statements.

                            COLONY RIH HOLDINGS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation and Consolidation - Colony RIH Holdings, Inc., a Delaware corporation ("CRH"), owns 100% of the outstanding common stock of Colony RIH Acquisitions, Inc., a Delaware corporation ("CRA"). CRA, through its wholly owned subsidiary Resorts International Hotel, Inc., a New Jersey corporation ("RIH", or the "Predecessor"), owns and operates Resorts Atlantic City, a casino/hotel located in Atlantic City, NJ.

         CRH was formed at the direction of Colony Investors IV, L.P. ("Colony IV"), a Delaware limited partnership, under the laws of the State of Delaware on March 7, 2001. CRA was formed at the direction of Colony IV on October 24, 2000.

         CRA, Sun International North America, Inc., a Delaware corporation ("SINA"), and GGRI, Inc., a Delaware corporation ("GGRI"), entered into a purchase agreement, dated as of October 30, 2000, as amended (the "Purchase Agreement"). Pursuant to the Purchase Agreement, CRA acquired all of the capital stock of RIH, the Warehouse Assets (as defined in the Purchase Agreement) and all of the capital stock of New Pier Operating Company, Inc., a New Jersey corporation (collectively, the "Acquisition") on April 25, 2001 for approximately $144.8 million.

         The Acquisition has been accounted for using the purchase method, and accordingly, the aggregate purchase price, including transaction fees and expenses, has been allocated based on the preliminary estimated fair value of the assets acquired and liabilities assumed. As a result, the condensed consolidated financial statements for the period subsequent to the Acquisition are presented on a different basis of accounting than those for the periods prior to the Acquisition and, therefore, are not directly comparable.

         The condensed consolidated financial statements include the accounts of CRH and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Predecessor's financial statements include the accounts of RIH.

         As a result of SINA entering into the agreement to sell RIH, which owns and operates Resorts Atlantic City Casino Hotel, at a purchase price less than the carrying value of RIH's net assets, SINA recorded a loss of $229.2 million in the fourth quarter of 2000 to reflect the write down of net assets held for sale. RIH did not record an impairment charge because RIH evaluated the recoverability of its long-lived assets on a standalone, held for use basis and RIH's estimate of future undiscounted cash flows was in excess of its carrying value for long-lived assets.

         In the first quarter of 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues in EITF 00-22 "Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that volume based cash rebates or refunds be shown as a reduction of revenues effective for quarters ending after February 15, 2001. RIH adopted the consensus provisions of EITF 00-22 in the first quarter of 2001. To be consistent with the 2001 presentation, approximately $3.7 million and $8.5 million of cash rebates and refunds, previously shown as casino expenses, were reclassified as a reduction of casino revenues in the three and nine months ended September 30, 2000 respectively. This did not have any effect on previously reported operating income or net income.

         In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued. Among other things, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the provisions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" that relate to reporting the effects of a disposal of a segment of a business. CRH is currently assessing the impact of adopting SFAS No. 144 on its consolidated financial statements, however, management does not believe it will have a material impact on the results of operations. Implementation of this standard is required no later than January 1, 2002.

         Certain reclassifications have been made to RIH's historical information for the three and nine months ended September 30, 2000 to conform to the current year presentation.

         The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial condition, results of operations and cash flows have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in CRH's Form 10, General Form for Registration of Securities, filed with the Securities and Exchange Commission (the "SEC").

         The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted.

         The casino industry in Atlantic City is seasonal in nature; accordingly, results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results for a full year.

2.       EFFECTS OF ACQUISITION FINANCING

         CRH financed the Acquisition and paid related fees and expenses with:
(i) proceeds of $42.5 million from the issuance of common stock, (ii) a $17.5 million note issued by CRH to SINA (the "Seller Note"), (iii) borrowings by CRA, guaranteed by CRH under a $90 million credit agreement (the "Credit Facility") and (iv) RIH's available cash.

         Prior to the Acquisition, CRH conducted no business other than in connection with the Purchase Agreement and the Credit Facility.

         In connection with the Acquisition for approximately $144.8 million, CRH acquired assets with a fair value of $173.9 million and assumed liabilities of $29.1 million.

         The pro forma unaudited results of operations for the nine months ended September 30, 2001 and September 30, 2000, assuming consummation of the Acquisition and issuance of CRH's common stock, Seller Note and Credit Facility as of the beginning of the periods presented are as follows:

                                         Nine months ended September 30,
                                           2001                 2000
                                      ---------------     --------------
Revenues                               $    187,506        $    191,253
Net income                                    8,461              3,697

3.       LONG TERM DEBT

         Notes Payable to Banks - In conjunction with the Acquisition, CRA borrowed $82 million under an Amended and Restated Credit Agreement, dated April 25, 2001, from the lenders named therein (the "Credit Facility"). The Credit Facility is comprised of $80 million in term loans (Term Loan A for $25 million and Term Loan B for $55 million) and a $10 million revolving credit facility. The loans under the Credit Facility are secured by substantially all of CRH's, CRA's and, directly or indirectly, RIH's assets, including a pledge of all of the capital stock of CRA and RIH, mortgages on all material real property owned or leased by CRA or RIH and the accounts receivable, inventory, equipment and intangibles of CRA and RIH. The revolving credit facility will mature on April 25, 2006, Term Loan A will mature on the last business day of December 2005, and Term Loan B will mature on the last business day of March 2007. The principal payments of the term loans are being paid on a quarterly basis, which commenced on June 29, 2001. Interest on borrowings outstanding shall be either at LIBOR or an alternative base rate, plus an applicable margin in each case. In the future the applicable margins may be changed, based on CRA's leverage ratio, as defined in the credit agreement. As of September 30, 2001, CRA had $21.7 million outstanding on Term Loan A, and $54.8 million outstanding on Term Loan B, with no outstanding balance on the Revolving Credit Facility.

         Seller Note - In conjunction with the Acquisition, CRH issued a $17.5 million note to SINA (the "Seller Note"). The Seller Note is subordinated to the term loans under the Credit Facility and has a 7-year term. This loan bears interest at 12.5% per annum of which 6.25% is payable in cash and 6.25% is paid in kind. There is no amortization of principal on this loan. Principal is due in full on April 25, 2008.

         The Credit Facility and Seller Note contain a number of covenants that, among other things, restrict the ability of CRH, CRA, and their subsidiaries, to incur additional indebtedness, create liens on assets, dispose of assets, make investments, loans, or advances, engage in mergers or consolidations, pay dividends, engage in certain transactions with affiliates, change their respective line of business and otherwise restrict certain corporate activities. In addition, under the Credit Facility, CRA, and its subsidiaries, are required to maintain specified financial ratios, satisfy specified financial tests, including interest coverage and leverage tests, and are limited on capital expenditures. The Credit Facility contains events of default customary for facilities of this nature.

         On August 17, 2001, CRH financed the purchase of $2.1 million of gaming equipment. The agreement is for three years with monthly payments of principal and interest with an annual interest rate equal to LIBOR plus 3.5%. As of September 30, 2001, the outstanding balance was $2.0 million.

4.       REDEEMABLE COMMON STOCK

         The proceeds from the sale of 1,050 shares of Class A Common and 21,250 shares of Class B Common have been classified separately from shareholders' equity as "Redeemable Common Stock" in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances.

                          COLONY RIH ACQUISITIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                    September 30,     December 31,
                                                                                        2000              2001
                                                                                   -------------     -------------
                                     ASSETS                                         Successor        Predecessor
                                                                                   (Unaudited)

Current assets
       Cash and cash equivalents                                                  $     19,334      $     21,453
       Receivables, net                                                                  7,656             9,142
       Inventories                                                                       1,524             2,006
       Prepaid expenses                                                                  4,127             1,934
                                                                                  ------------      ------------
                Total current assets                                                    32,641            34,535

Property and equipment, net                                                            119,812           257,778
Deferred charges and other assets                                                       27,436            23,567
Goodwill, net of amortization                                                                -            95,091
                                                                                  ------------      ------------
                           Total assets                                           $    179,889      $    410,971
                                                                                  ============      ============

                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
       Current maturities of long-term debt                                       $      6,563      $        581
       Accounts payable                                                                  5,573             5,405
       Accrued interest payable                                                            411             1,648
       Accrued interest payable to affiliates                                              953             5,300
       Accrued expenses and other current liabilities                                   26,280            26,748
                                                                                  ------------      ------------
                Total current liabilities                                               39,780            39,682
                                                                                  ------------      ------------

Notes payable to affiliates, net of unamortized discounts                               17,500           199,337

Long-term debt                                                                          72,181            79,000

Deferred income taxes                                                                        -            35,457
                                                                                  ------------      ------------

Total liabilities                                                                      129,461           353,476

Shareholder's equity
          Common stock (At September 30, 2001, $0.01 par value, 100 shares issued and outstanding; at December 31, 2000, $1 par value,
              1,000,000 shares issued and outstanding                                        -             1,000
          Stock options outstanding                                                        346                 -
          Capital in excess of par                                                      42,500           123,660
          Retained earnings (accumulated deficit)                                        7,582           (67,165)
                  Total shareholder's equity                                            50,428            57,495
                                                                                  ------------      ------------
                           Total liabilities and shareholder's equity             $    179,889      $    410,971
                                                                                  ============      ============

   The accompanying notes are an integral part of these financial statements.

                          COLONY RIH ACQUISITIONS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                       For the three and nine months ended
                             September 30, 2001 and
                    September 30, 2000 (Dollars in thousands)


                                Three months ended September 30,                      Nine months ended September 30,
                               -----------------------------------   ----------------------------------------------------------
                                                                     January 1, 2001 to      April 25, 2001 to
                                   2001                   2000         April 24, 2001        September 30, 2001      2000
                               -------------         -------------   --------------------   -------------------   -------------
                                 Successor            Predecessor        Predecessor             Successor        Predecessor
Revenues
     Casino                       $   63,887        $    65,340       $    68,220             $   105,221        $   174,096
     Lodging                           4,103              4,720             3,996                   6,763             12,835
     Food and beverage                 7,081              7,192             6,977                  11,864             20,090
     Other                             1,447              1,389             1,523                   2,756              3,576
     Less: promotional
           allowances                 (7,665)            (7,135)           (7,510)                (12,304)           (19,344)
                                  ----------        -----------       -----------             -----------        -----------
          Total net revenue           68,853             71,506            73,206                 114,300            191,253

Costs and expenses
     Casino                           37,134             39,419            42,234                  62,476            111,666
     Lodging                             718              1,118               913                   1,392              3,104
     Food and beverage                 3,456              3,823             3,639                   6,152             11,573
     Other operating                   6,384              6,480             8,293                  10,758             19,400
     Selling, general and
     administrative                    7,930             11,340            10,532                  13,785             30,625
     Depreciation and
     amortization                      1,821              4,159             5,325                   3,041             13,157
                                  ----------        -----------       -----------             -----------        -----------
         Total costs and              57,443             66,339            70,936                  97,604            189,525
         expenses

         Income (loss) from
            operations                11,410              5,167             2,270                  16,696              1,728

Interest income                          234                269               510                     429              1,147
Interest expense                      (2,524)            (6,216)           (7,673)                 (4,443)           (18,400)
Other income (expense)                   (71)              (716)                -                    (157)              (716)
                                  ----------        -----------       -----------             -----------        -----------

         Income (loss) before
            income taxes               9,049             (1,496)           (4,893)                 12,525            (16,241)

Provision for income taxes            (3,606)                 -                 -                  (4,943)                 -
                                  ----------        -----------       -----------             -----------        -----------

         Net income (loss)        $    5,443        $    (1,496)      $    (4,893)            $     7,582        $   (16,241)
                                  ==========        ===========       ===========             ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                          COLONY RIH ACQUISITIONS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
              For the nine months ended September 30, 2001 and 2000
                             (Dollars in thousands)

                                              Nine months ended September 30, 2001
                                         -----------------------------------------------
                                           January 1, 2001 to       April 25, 2001 to        Nine months ended
                                             April 24, 2001         September 30, 2001      September 30, 2000
                                         ----------------------    -------------------      ------------------
                                               Predecessor              Successor               Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:
   Reconciliation of net income (loss) to
   net cash provided by (used in)
   operating activities-
       Net income (loss)                       $  (4,893)             $    7,582             $  (16,241)
       Adjustments to reconcile net income
          (loss) to net cash provided by
          (used in) operating activities-
          Depreciation and amortization            5,038                   2,576                 12,406
          Amortization of debt premiums,
              discounts and insurance costs          203                     532                    448
          Provision for doubtful
              receivables                            517                     (12)                 1,007
          Provision for discount on CRDA
              obligations, net of
              amortization                           280                     455                    738
          Stock option costs                           -                      55                      -
          Net loss on dispositions of
              property and equipment                   -                       -                    716
          Net (increase) decrease in
              receivables                            684                  (1,617)                (4,274)
          Net increase in inventories and
              prepaid expenses                    (1,600)                   (717)                  (171)
          Net (increase) decrease in
              deferred charges and other
              assets                                  72                    (338)                  (190)
          Net increase (decrease) in
              accounts payable and accrued
              expenses                              (572)                  2,919                  1,057
          Net increase (decrease) in
              interest payable to
              affiliates                           9,109                     953                 (4,479)
                                               ---------              ----------             ----------
              Net cash provided by (used
              in) operating activities             8,838                  12,388                 (8,983)
                                               ---------              ----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment            (1,229)                 (8,745)                (8,056)
   Purchase of RIH, net of cash acquired               -                 (97,004)                     -
   CRDA deposits and bond purchases               (1,332)                   (770)                (2,071)
                                               ---------              ----------             ----------
              Net cash used in investing
              activities                          (2,561)               (106,519)               (10,127)
                                               ---------              ----------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                            -                  87,084                  6,000
   Payments to secure borrowings                       -                  (7,133)                     -
   Paid in capital received from Parent                -                  42,500                      -
   Advances from affiliates                            -                       -                 20,842
   Debt repayments                                  (234)                 (8,986)                (1,545)
                                               ---------              ----------             ----------
              Net cash provided by (used
              in) financing activities              (234)                113,465                 25,297
                                               ---------              ----------             ----------

Net increase (decrease) in cash and cash
equivalents                                        6,043                  19,334                  6,187
Cash and cash equivalents at beginning of
period                                            21,453                       -                 14,541
                                               ---------              ----------             ----------
Cash and cash equivalents at end of period     $  27,496              $   19,334             $   20,728
                                               =========              ==========             ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
ACTIVITIES:
   Purchase of RIH financed by issuance of
   note payable to SINA                        $      -               $   17,500             $       -
                                               ========               ==========             =========

   The accompanying notes are an integral part of these financial statements.

                          COLONY RIH ACQUISITIONS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation and Consolidation - Colony RIH Holdings, Inc., a Delaware corporation ("CRH"), owns 100% of the outstanding common stock of Colony RIH Acquisitions, Inc., a Delaware corporation ("CRA"). CRA, through its wholly owned subsidiary Resorts International Hotel, Inc., a New Jersey corporation ("RIH", or the "Predecessor"), owns and operates Resorts Atlantic City, a casino/hotel located in Atlantic City, NJ.

         CRH was formed at the direction of Colony Investors IV, L.P. ("Colony IV"), a Delaware limited partnership, under the laws of the State of Delaware on March 7, 2001. CRA was formed at the direction of Colony IV on October 24, 2000.

         CRA, Sun International North America, Inc., a Delaware corporation ("SINA"), and GGRI, Inc., a Delaware corporation ("GGRI"), entered into a purchase agreement, dated as of October 30, 2000, as amended (the "Purchase Agreement"). Pursuant to the Purchase Agreement, CRA acquired all of the capital stock of RIH, the Warehouse Assets (as defined in the Purchase Agreement) and all of the capital stock of New Pier Operating Company, Inc., a New Jersey corporation (collectively, the "Acquisition") on April 25, 2001 for approximately $144.8 million.

         The Acquisition has been accounted for using the purchase method, and accordingly, the aggregate purchase price, including transaction fees and expenses, has been allocated based on the preliminary estimated fair value of the assets acquired and liabilities assumed. As a result, the condensed consolidated financial statements for the period subsequent to the Acquisition are presented on a different basis of accounting than those for the periods prior to the Acquisition and, therefore, are not directly comparable.

         The condensed consolidated financial statements include the accounts of CRA and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Predecessor's financial statements include the accounts of RIH.

         As a result of SINA entering into the agreement to sell RIH, which owns and operates Resorts Atlantic City Casino Hotel, at a purchase price less than the carrying value of RIH's net assets, SINA recorded a loss of $229.2 million in the fourth quarter of 2000 to reflect the write down of net assets held for sale. RIH did not record an impairment charge because RIH evaluated the recoverability of its long-lived assets on a standalone, held for use basis and RIH's estimate of future undiscounted cash flows was in excess of its carrying value for long-lived assets.

         In the first quarter of 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues in EITF 00-22 "Accounting for "Points" and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that volume based cash rebates or refunds be shown as a reduction of revenues effective for quarters ending after February 15, 2001. RIH adopted the consensus provisions of EITF 00-22 in the first quarter of 2001. To be consistent with the 2001 presentation, approximately $3.7 million and $8.5 million of cash rebates and refunds, previously shown as casino expenses, were reclassified as a reduction of casino revenues in the three and nine months ended September 30, 2000 respectively. This did not have any effect on previously reported operating income or net income.

         In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued. Among other things, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This statement supersedes Statement of Financial Accounting Standards No. 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the provisions of Accounting Principles Board Opinion 30,"Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" that relate to reporting the effects of a disposal of a segment of a business. CRA is currently assessing the impact of adopting SFAS No. 144 on its consolidated financial statements, however, management does not believe it will have a material impact on the results of operations. Implementation of this standard is required no later than January 1, 2002.

         Certain reclassifications have been made to RIH's historical information for the three and nine months ended September 30, 2000 to conform to the current year presentation.

         The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial condition, results of operations and cash flows have been included. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto in CRA's Form 10, General Form for Registration of Securities, filed with the Securities and Exchange Commission (the "SEC").

         The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Accordingly, certain information and note disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted.

         The casino industry in Atlantic City is seasonal in nature; accordingly, results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results for a full year.

2.       EFFECTS OF ACQUISITION FINANCING

         CRH financed the Acquisition and paid related fees and expenses with;
(i) proceeds of $42.5 million from the issuance of common stock, (ii) a $17.5 million note issued by CRH to SINA (the "Seller Note"), (iii) borrowings by CRA, guaranteed by CRH under a $90 million credit agreement (the "Credit Facility") and (iv) RIH's available cash.

         Prior to the Acquisition, CRA conducted no business other than in connection with the Purchase Agreement and the Credit Facility.

         In connection with the Acquisition for $144.8 million, CRA acquired assets with a fair value of $173.9 million and assumed liabilities of $29.1 million.

         The pro forma unaudited results of operations for the nine months ended September 30, 2001 and September 30, 2000, assuming consummation of the Acquisition and issuance of the Seller Note and Credit Facility as of the beginning of the periods presented are as follows:

                                   Nine months ended September 30,
                                  --------------------------------
                                          2001           2000
                                  --------------------------------
Revenues                            $   187,506      $   191,253
Net income                                8,461            3,697

3.       LONG TERM DEBT

         Notes Payable to Banks - In conjunction with the Acquisition, CRA borrowed $82 million under an Amended and Restated Credit Agreement, dated April 25, 2001, from the lenders named therein (the "Credit Facility"). The Credit Facility is comprised of $80 million in term loans (Term Loan A for $25 million and Term Loan B for $55 million) and a $10 million revolving credit facility. The loans under the Credit Facility are secured by substantially all of CRH's, CRA's and, directly or indirectly, RIH's assets, including a pledge of all of the capital stock of CRA and RIH, mortgages on all material real property owned or leased by CRA or RIH and the accounts receivable, inventory, equipment and intangibles of CRA and RIH. The revolving credit facility will mature on April 25, 2006, Term Loan A will mature on the last business day of December 2005, and Term Loan B will mature on the last business day of March 2007. The principal payments of the term loans are being paid on a quarterly basis, which commenced June 29, 2001. Interest on borrowings outstanding shall be either at LIBOR or an alternative base rate, plus an applicable margin in each case. In the future the applicable margins may be changed, based on CRA's leverage ratio, as defined in the credit agreement. As of September 30, 2001, CRA had $21.7 million outstanding on Term Loan A, and $54.8 million outstanding on Term Loan B, with no outstanding balance on the Revolving Credit Facility.

         Note Payable to Affiliates - In conjunction with the Acquisition, issued a $17.5 million note to SINA (the "Seller Note"). The Seller Note is subordinated to the term loans and has a 7-year term. This loan bears interest at 12.5% per annum of which 6.25% is payable in cash and 6.25% is paid in kind. There is no amortization of principal on this loan. Principal is due in full on April 25, 2008. In conjunction with the Acquisition, CRA issued a note to CRH with terms that mirror the Seller Note.

         On August 17, 2001, CRH entered into an agreement to finance the purchase of approximately $2.1 million of gaming equipment. The agreement is for three years with monthly payments of principal and interest with an annual interest rate equal to LIBOR plus 3.5%. As of September 30, 2001, the outstanding balance was $2.0 million.

         The Credit Facility and Seller Note contain a number of covenants that, among other things, restricts the ability of CRH, CRA, and their subsidiaries, to incur additional indebtedness, create liens on assets, dispose of assets, make investments, loans, or advances, engage in mergers or consolidations, pay dividends, engage in certain transactions with affiliates, change their respective line of business and otherwise restrict certain corporate activities. In addition, under the Credit Facility, CRA, and its subsidiaries, are required to maintain specified financial ratios, satisfy specified financial tests, including interest coverage and leverage tests, and are limited on capital expenditures. The Credit Facility contains events of default customary for facilities of this nature.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Colony RIH Holdings, Inc., a Delaware corporation ("CRH"), owns 100% of the outstanding common stock of Colony RIH Acquisitions, Inc., a Delaware corporation ("CRA"). CRA, through its wholly owned subsidiary Resorts International Hotel, Inc., a New Jersey corporation ("RIH", or the "Predecessor"), owns and operates Resorts Atlantic City, a casino/hotel located in Atlantic City, NJ.

         CRA, Sun International North America, Inc., a Delaware corporation ("SINA"), and GGRI, Inc., a Delaware corporation ("GGRI"), entered into a purchase agreement, dated as of October 30, 2000, as amended (the "Purchase Agreement"). Pursuant to the Purchase Agreement, CRA acquired all of the capital stock of RIH, the Warehouse Assets (as defined in the Purchase Agreement) and all of the capital stock of New Pier Operating Company, Inc., a New Jersey corporation (collectively, the "Acquisition") on April 25, 2001 for approximately $144.8 million. In conjunction with the Acquisition, CRA borrowed $82 million under an Amended and Restated Credit Agreement, dated April 25, 2001, from the lenders named therein (the "Credit Facility") and CRH issued a $17.5 million note to SINA (the "Seller Note").

         Prior to the completion of the Acquisition on April 25, 2001, neither CRH nor CRA had conducted business other than in connection with the Purchase Agreement and the new Credit Facility.

         The financial information contained in "Results of Operations" and "Liquidity and Capital Resources" provides a comparison of the combination of CRH, CRA and RIH in the current year to that of RIH in the prior year.

         Results of Operations - Comparison of Three Months Ended September 30, 2001 and 2000

         Revenues

         Gaming revenues were $63.9 million for the three months ended September 30, 2001, a decrease of $1.4 million (2.1%) from $65.3 million for the comparable 2000 period.

         Slot revenues were $44.6 million for the three months ended September 30, 2001, an increase of $1.4 million (3.2%) from $43.2 million for the comparable 2000 period. The increase is primarily due to an increase in slot handle, or dollar amounts wagered, of $62.4 million (11.2%) to $619.2 million, partially offset by a decrease in the net slot hold percentage to 7.2% for the three months ended September 30, 2001 from 7.8% for the comparable 2000 period.

         Table game revenues were $18.5 million for the three months ended September 30, 2001, a decrease of $2.8 million (13.1%) from $21.3 million for the comparable 2000 period. Net table games hold percentage decreased to 15.1% for the three months ended September 30, 2001 from 15.9% for the comparable 2000 period. In addition, there was a decrease in table games drop, or the dollar amount of chips purchased, of $11.7 million (8.7%) to $122.3 million for the three months ended September 30, 2001 from $134.0 million for the comparable 2000 period.

         Simulcast revenues were $0.8 million for the three months ended September 30, 2001 and 2000.

         Lodging revenues were $4.1 million for the three months ended September 30, 2001, a decrease of $0.6 million (12.8%) from $4.7 million for the comparable 2000 period. The decrease is primarily due to a lower average room rate. The average room rate was $75.71 for the three months ended September 30, 2001, a decrease of $11.07 (12.8%) from $86.78 for the comparable 2000 period. The decline in average room rate is primarily due to a reduction in the complimentary room rate of $8.63 (10.9%) to $70.32 for the three months ended September 30, 2001 from $78.95 for the comparable 2000 period. For the three months ended September 30, 2001, the average cash room rate decreased $3.78 (3.5%) to $103.74 from $107.52 for the comparable 2000 period. The occupancy rate was 92.3% for the three months ended September 30, 2001 versus 93.5% for the comparable period in 2000.

         Food and beverage revenues were $7.1 million for the three months ended September 30, 2001, a decrease of $0.1 million (1.4%) from $7.2 million for the comparable 2000 period. The decrease is primarily due to the closure of a nightclub and decreased days of operation at certain restaurants.

         Other revenues, which include revenues from entertainment and other miscellaneous items, were $1.4 million for the three months ended September 30, 2001 and 2000. Entertainment revenues were $0.6 million for the three months ended September 30, 2001, an increase of $0.3 million (100.0%) from the comparable 2000 period. The increase is primarily due to an increase in the number of headliner acts from the comparable 2000 period.

         Costs and Expenses

         Gaming costs and expenses were $37.1 million for the three months ended September 30, 2001, a decrease of $2.3 million (5.8%) from the comparable 2000 period. The decrease is primarily due to reduced promotional and marketing expenses as RIH adjusted its marketing strategy to target more profitable segments of the gaming market.

         Lodging expenses were $0.7 million for the three months ended September 30, 2001, a decrease of $0.4 million (36.4%), from $1.1 million for the comparable 2000 period. The decrease is primarily due to decreased promotional expenses.

         Food and beverage expenses were $3.5 million for the three months ended September 30, 2001, a decrease of $0.3 million (7.9%) from $3.8 million for the comparable 2000 period. The decrease is primarily due to reduced cost of sales and operating efficiencies obtained.

         Selling, general and administrative costs were $7.9 million for the three months ended September 30, 2001, a decrease of $3.4 million (30.1%) from $11.3 million for the comparable 2000 period. The decrease is primarily due to the elimination of SINA's management fees as of October 1, 2000 and a reduction in real estate taxes based on the revaluation of RIH's taxable assets as a result of the Acquisition. These reductions were $2.5 million and $1.0 million, respectively, from prior year.

         Depreciation and amortization expenses were $1.8 million for the three months ended September 30, 2001, a decrease of $2.4 million (57.1%) from $4.2 million for the comparable 2000 period. The decrease is primarily due to the revaluation of assets and write off of goodwill at the time of the Acquisition.

         Interest expense was $2.5 million for the three months ended September 30, 2001, a decrease of $3.7 million (59.7%) from the comparable 2000 period. The decrease is primarily due to the reduction in RIH's debt due to the Acquisition whereupon all of RIH's outstanding debt was replaced by the Credit Facility and Seller Note. At September 30, 2001, RIH's long term debt was $89.7 million compared to $278.3 million as of September 30, 2000.

         Results of Operations - Comparison of Nine Months Ended September 30, 2001 and 2000

         Revenues

         Gaming revenues were $173.4 million for the nine months ended September 30, 2001, a decrease of $0.7 million (0.4%) from $174.1 million for the comparable 2000 period.

         Slot revenues were $121.4 million for the nine months ended September 30, 2001, an increase of $4.1 million (3.5%) from $117.3 million for the comparable 2000 period. The increase is primarily due to an increase in slot handle, or dollar amounts wagered, of $166.8 million (11.4%) to $1,634.6 million, partially offset by a decline in the net slot hold percentage to 7.4% for the nine months ended September 30, 2001 from 8.0% for the comparable 2000 period.

         Table game revenues were $49.7 million for the nine months ended September 30, 2001, a decrease of $5.0 million (9.1%) from $54.7 million for the comparable 2000 period. Net table games hold percentage decreased to 14.4% for the nine months ended September 30, 2001 from 15.2% for the comparable 2000 period. Table games drop, or the dollar amount of chips purchased, decreased $14.6 million (4.1%) to $345.0 million for the nine months ended September 30, 2001 from $359.6 million for the comparable 2000 period.

         Simulcast revenues were $2.3 million for the nine months ended September 30, 2001, an increase of $0.2 million (9.5%) from $2.1 million for the comparable 2000 period.

         Lodging revenues were $10.8 million for the nine months ended September 30, 2001, a decrease of $2.0 million (15.6%) from $12.8 million for the comparable 2000 period. The decrease is primarily due to a lower average room rate. The average room rate was $69.79 for the nine months ended September 30, 2001, a decrease of $13.40 (16.1%) from $83.19 for the comparable 2000 period. The decline in average room rate is primarily due to a reduction in the complimentary room rate of $16.00 (19.5%) to $66.23 for the nine months ended September 30, 2001 from $82.23 for the comparable 2000 period. The occupancy rate was 90.0% for the nine months ended September 30, 2001 versus 87.8% for the comparable period in 2000.

         Food and beverage revenues were $18.8 million for the nine months ended September 30, 2001, a decrease of $1.3 million (6.5%) from $20.1 million for the comparable 2000 period. The decrease is mainly due to the closure of a nightclub and decreased days of operation at certain restaurants.

         Other revenues, which include revenues from entertainment and other miscellaneous items, were $4.3 million for the nine months ended September 30, 2001, an increase of $0.7 million (19.4%) from the comparable 2000 period. Entertainment revenues were $1.7 million for the nine months ended September 30, 2001, an increase of $0.8 million (88.9%) from the comparable 2000 period. The increase is primarily due to an increase in the number of headliner acts from the comparable 2000 period.

         Costs and Expenses

         Gaming costs and expenses were $104.7 million for the nine months ended September 30, 2001, a decrease of $7.0 million (6.3%) from the comparable 2000 period. The decrease is primarily due to reduced promotional and marketing expenses as RIH adjusted its marketing strategy to target more profitable segments of the gaming market.

         Lodging costs and expenses were $2.3 million for the nine months ended September 30, 2001, a decrease of $0.8 million (25.8%) from $3.1 million for the comparable 2000 period. The decrease is primarily due to reduced promotional expenses and operational efficiencies.

         Food and beverage expenses were $9.8 million for the nine months ended September 30, 2001, a decrease of $1.8 million (15.5%) from $11.6 million for the comparable 2000 period. The decrease is primarily due to reduced cost of sales and operating efficiencies obtained.

         Selling, general and administrative costs were $24.3 million for the nine months ended September 30, 2001, a decrease of $6.3 million (20.6%) from $30.6 million for the comparable 2000 period. The decrease is primarily due to the elimination of SINA's management fees as of October 1, 2000 resulting in a $6.6 million reduction from prior year.

         Depreciation and amortization expenses were $8.4 million for the nine months ended September 30, 2001, a decrease of $4.8 million (36.4%) from $13.2 million for the comparable 2000 period. The decrease is primarily due to the revaluation of assets and write off of goodwill at the time of the Acquisition.

         Interest expense was $12.1 million for the nine months ended September 30, 2001, a decrease of $6.3 million (34.2%) from the comparable 2000 period. The decrease is primarily due to the reduction in RIH's debt due to the Acquisition. At September 30, 2001, RIH's long term debt was $89.7 million compared to $278.3 million as of September 30, 2000.

         Liquidity and Capital Resources

         CRH's principal source of liquidity is cash flow from operations. For the nine months ended September 30, 2001, cash flow from operations was approximately $21.2 million, compared to cash used by operations of approximately $9.0 million in the same period for the prior year. CRH also has available for its use a revolving credit facility of $10.0 million, expiring April 24, 2006.

         CRH expended approximately $10.0 on capital improvements and replacements for the nine months ended September 30, 2001 and 2000. CRH plans to expend approximately $11.5 million in the aggregate for the year ended December 31, 2001, such expenditures include $5.7 million to convert a closed nightclub into a slot parlor with 258 slot machines, which was completed June 30, 2001, the purchase of additional slot machines and the remainder being used for ordinary maintenance and other improvements.

         At September 30, 2001, CRH's cash and cash equivalents were $19.3 million as compared to $20.7 million at September 30, 2000. A portion of the unrestricted cash and cash equivalents is required for the day-to-day operations of Resorts Atlantic City, which includes approximately $10.0 million of currency and coin on-hand for casino and hotel operations. This amount varies by days of the week, holidays, and seasons. Due to the change in debt following the Acquisition, whereupon all of RIH's outstanding debt was replaced by the new Credit Facility and the Seller Note, CRH's long-term debt decreased from $278.3 million at September 30, 2000 to $89.7 million at September 30, 2001. CRH's total debt at September 30, 2001 consisted of $76.5 million in senior notes, $17.5 million in subordinate notes issued to SINA, the Seller Note, $2.0 million in notes issued to finance a gaming equipment purchase, and a $0.3 million capital lease obligation.

         Management believes that its existing cash and projected operating cash flows, combined with its borrowing capacity under the revolving credit facility, will be sufficient to meet the cash requirements of its existing operations, including capital improvements and debt service requirements, for at least the next twelve months. Management currently believes that the cash requirements of its existing operations beyond the next twelve months will consist of debt service requirements and capital improvements and replacements in the ordinary course of business, which management expects to be met by then-existing cash, cash flows from operations, and borrowing capacity under the revolving credit facility.

         CRH's planned construction of a new hotel tower on the site of its existing 166-room Atlantic City tower that was constructed in 1961 has been indefinitely delayed. CRH is still in the process of completing the architectural design of the tower. The expansion is expected to add additional gaming space. This project is subject to many variables including financing, regulatory and governmental approvals and typical delays associated with construction. CRH can give no assurances when this expansion project will commence or if the project will be completed.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Interest Rate Risk

         CRH's exposure to interest rate risk arises principally from the variable rates associated with its credit facilities. The new Credit Facility is comprised of $80 million in term loans (Term Loan A for $25 million and Term Loan B for $55 million) and a $10 million revolving credit facility. The interest on borrowings are based, at CRH's option, at LIBOR plus 3.5% per annum or at an alternative base rate, or ABR plus 2.5% per annum for Term Loan A and the revolving credit facility, and LIBOR plus 4.5% per annum or ABR plus 3.5% per annum for Term Loan B. As of September 30, 2001, CRH had borrowings of $76.5 million under its new Credit Facility that was subject to variable rates, with a blended rate of 8.4%. An adverse change of 1.0% in the interest rate of all such borrowings outstanding would cause CRH to incur an increase in interest expense of approximately $0.8 million on an annual basis. Pursuant to the new Credit Facility, by October 22, 2001, CRH must hedge its exposure to interest rate fluctuations by having not less than 50% of its aggregate principal amount of Indebtedness (as defined in the Credit Facility) be either, or any combination thereof, fixed rate debt or debt subject to an interest rate swap, cap or collar agreement or similar arrangement between CRH and one or more approved financial institutions providing for the transfer or mitigation of interest risks either generally or under specific contingencies. As of September 30, 2001, CRH had not yet hedged its exposure to interest rate fluctuations.

CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This document includes various 'forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent CRH's expectations or beliefs concerning future events. Statements containing expressions such as 'believes,' 'anticipates,' or 'expects' used in CRH's press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although CRH believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. CRH cautions that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of CRH's gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to CRH's officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in CRH's key markets; severe and unusual weather in CRH's key markets; and adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. CRH undertakes no obligation to publicly release any revision to such forward-looking statements to reflect events or circumstances after the date thereof.

                           PART II -OTHER INFORMATION


ITEM 1.  Legal Proceedings

         From time to time, RIH is subject to legal proceedings and claims in the ordinary course of business. RIH is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operation.

          From time to time, RIH may be involved in routine administrative proceedings involving alleged violations of certain provisions of the New Jersey Casino Control Act (the "NJCCA"). However, management believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on CRH, CRA or RIH, or on their ability to otherwise retain or renew any casino or other licenses required under the NJCCA, although no assurances can be given.

ITEM 2.  Changes in Securities

         None.

ITEM 3.  Defaults Upon Senior Securities

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

ITEM 5.  Other Information

         None.

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibit
Numbers     Exhibit
-------     -------
3.1         Amended and Restated Certificate of Incorporation of Colony RIH
            Holdings, Inc.*
3.2         By-Laws of Colony RIH Holdings, Inc.*
3.3         Certificate of Incorporation of Colony RIH Acquisitions, Inc.*
3.4         Certificate of Amendment of Certificate of Incorporation of Colony
            RIH Acquisitions, Inc.*
3.5         By-Laws of Colony RIH Acquisitions, Inc.*
4.1         Form of Colony RIH Holdings, Inc. Stock Certificate.*
4.2         Form of Colony RIH Acquisitions, Inc. Stock Certificate.*
10.1        Purchase Agreement, dated October 30, 2000, by and among Colony RIH
            Acquisitions, Inc., Sun
            International North America, Inc. and GGRI, Inc.*
10.2        First Amendment to the Purchase Agreement, dated February 28, 2001, among Colony RIH
            Acquisitions, Inc., Sun International North America, Inc. and GGRI,
            Inc.*
10.3        Second Amendment to the Purchase Agreement, dated April 5, 2001, among Colony RIH Acquisitions,
            Inc., Sun International North America, Inc. and GGRI, Inc.*
10.4        Third Amendment to the Purchase Agreement, dated April 24, 2001, among Colony RIH Acquisitions,
            Inc., Sun International North America, Inc. and GGRI, Inc.*

10.5 Second Amended and Restated Credit Agreement, dated May 18, 2001, among Colony RIH
            Acquisitions, Inc., the guarantors named therein, the lenders named therein, Merrill Lynch &
            Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bankers Trust Company.*
10.6 Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated June 27, 2001, among
            Colony RIH Acquisitions, Inc., the guarantors named therein, the lenders named therein, Merrill
            Lynch & Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bankers Trust Company.*
10.7 Security Agreement, dated April 25, 2001, by Colony RIH Acquisitions, Inc., Colony RIH
            Holdings, Inc. Resorts International Hotel, Inc., New Pier Operating Company, Inc., the guarantors named therein and Bankers Trust Company.*
10.8 Option Agreement, dated April 25, 2001, by and between Colony RIH Acquisitions, Inc. and Sun
            International North America, Inc.*
10.9 Lease Agreement, dated April 25, 2001, by and between Sun International North America, Inc. and
            Colony RIH Acquisitions, Inc.*
10.10       Form of Note.*
10.11       Form of Indemnification Agreement.*
10.12 Securities Purchase Agreement, dated April 25, 2001, between Nicholas L. Ribis and Colony RIH
            Holdings, Inc.*
10.13 Securities Purchase Agreement, dated April 25, 2001, between Colony RIH Voteco, LLC and Colony
            RIH Holdings, Inc.*
10.14 Securities Purchase Agreement, dated April 25, 2001, between Colony Investors IV, L.P. and
            Colony RIH Holdings, Inc.*
10.15 Stockholders Agreement, dated April 25, 2001, by and among Colony RIH Holdings, Inc., Colony RIH Voteco, LLC, Colony Investors IV, L.P. and Nicholas L. Ribis.*
10.16       Vice Chairman Agreement, dated April 25, 2001, by and among Nicholas
            L. Ribis and Colony RIH Acquisitions, Inc.*
10.17 2001 Omnibus Stock Incentive Plan, dated April 25, 2001, by and between Colony RIH Holdings, Inc. and Nicholas L. Ribis. ***
10.18 Employment Agreement, dated October 1, 2001, by and between Resorts International Hotel, Inc. and Audrey S. Oswell. ***
10.19 Employment Agreement, dated October 1, 2001, by and between Resorts International Hotel, Inc. and Joseph A. D'Amato. ***

10.20 Employment Agreement, dated October 1, 2001, by and between Resorts International Hotel, Inc. and Nicholas Amato. ***
10.21 Employment Agreement, dated October 1, 2001, by and between Resorts International Hotel, Inc. and Rosalind Krause. ***
10.22 Employment Agreement, dated October 1, 2001, by and between Resorts International Hotel, Inc. and John A. Pasqualoni. ***
10.23 Employment Agreement, dated October 1, 2001, by and between Resorts International Hotel, Inc. and Alan J. Rivin. ***
10.24 Employment Agreement, dated June 5, 2000, by and between Resorts International Hotel, Inc. and Joseph Weis.
10.25       2001 Omnibus Stock Incentive Plan.***
10.26 2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and Audrey S. Oswell. ***
10.27 2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and Joseph A. D'Amato. ***
10.28 2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and Nicholas Amato. ***
10.29 2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and Rosalind Krause. ***
10.30 2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and John A. Pasqualoni. ***
10.31 2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and Alan J. Rivin. ***
16.1        Acknowledgment of Arthur Andersen, LLP.*
21.1        Subsidiaries of the registrant.*
23.1        Consent of Arthur Andersen, LLP. **
23.2        Consent of Ernst & Young, LLP, Colony RIH Holdings, Inc. **
23.3        Consent of Ernst & Young, LLP, Colony RIH Acquisitions, Inc. **

------------
* Incorporated by reference to the Registrants' Form 10 filed July 13, 2001 (File No. 0-32987), as amended by Amendment No. 1, filed August 24, 2001.

** Incorporated by reference to the Registrants' Form 10 filed November 1, 2001 (File No. 000-32987).

*** Agreement pending approval by the New Jersey Casino Control Commission.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      COLONY RIH HOLDINGS, INC.

Dated:  December 14, 2001             /s/ Joseph A. D'Amato
                                      ------------------------------------------
                                      Name:  Joseph A. D'Amato
                                      Title: Vice President
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)


                                      COLONY RIH ACQUISITIONS, INC.

Dated: December 14, 2001              /s/ Joseph A. D'Amato
                                      ------------------------------------------
                                      Name:  Joseph A. D'Amato
                                      Title: Vice President
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)