Form 10-Q/A
period 2001-09-30
COLONY RIH HOLDINGS INC; COLONY RIH ACQUISITIONS INC
filed 2002-02-20
CIK 1141270, 1141271

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1


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

                     ---------------------------------------

                          COLONY RIH ACQUISITIONS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              95-4828297
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                     ---------------------------------------

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


The number of shares outstanding of Colony RIH Acquisitions, Inc.'s Common Stock, $0.01 par value, was 100 as of November 13, 2001.

                                EXPLANATORY NOTE

     The registrants hereby file this report on Form 10-Q/A to amend their Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 to revise
Part I, Item I, "Financial Statements - Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and September 30, 2000" solely to revise a typographical error in Casino Revenue for the three months ended September 30, 2000.

                            COLONY RIH HOLDINGS, INC.
                                       AND
                          COLONY RIH ACQUISITIONS, INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION                                            PAGE
                                                                           ----
Item 1.        Unaudited Financial Statements

               Condensed Consolidated Balance Sheets of Colony RIH           2
               Holdings, Inc. at September 30, 2001 and December 31,
               2000

               Condensed Consolidated Statements of Operations of            3
               Colony RIH Holdings, Inc. for the three and nine months ended September 30, 2001 and September 30, 2000

               Condensed Consolidated Statements of Cash Flows of            4
               Colony RIH Holdings, Inc. for the nine months ended
               September 30, 2001 and September 30, 2000

               Notes to Condensed Consolidated Financial Statements of       5
               Colony RIH Holdings, Inc.

               Condensed Consolidated Balance Sheets of Colony RIH           9
               Acquisitions, Inc. at September 30, 2001 and December
               31, 2000

               Condensed Consolidated Statements of Operations of           10
               Colony RIH Acquisitions, Inc. for the three and nine months ended September 30, 2001 and September 30, 2000

               Condensed Consolidated Statements of Cash Flows of           11
               Colony RIH Acquisitions, Inc. for the nine months ended September 30, 2001 and September 30, 2000

               Notes to Condensed Consolidated Financial Statements of      12
               Colony RIH Acquisitions, Inc.

Item 2.        Management's Discussion and Analysis of Financial            16
               Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosures About Market        20
               Risk

PART II.  OTHER INFORMATION
                                                                            21
Item 1.        Legal Proceedings
                                                                            21
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

                     PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                         COLONY RIH HOLDINGS, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands, except per share amounts)
                                                                          September 30,    December 31,
                                                                              2001            2000
                                                                        ---------------  ---------------
                     ASSETS                                                Successor       Predecessor
                     ------                                               (Unaudited)
Current assets
      Cash and cash equivalents                                         $        19,334  $        21,453
      Receivables, net                                                            7,656            9,142
      Inventories                                                                 1,524            2,006
      Prepaid expenses                                                            4,127            1,934
                                                                        ---------------  ---------------
              Total current assets                                               32,641           34,535

Property and equipment, net                                                     119,812          257,778
Deferred charges and other assets                                                27,436           23,567
Goodwill, net of amortization                                                         -           95,091
                                                                        ---------------  ---------------
              Total assets                                              $       179,889  $       410,971
                                                                        ===============  ===============


                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 ------------------------------------

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

                                                    COLONY RIH HOLDINGS, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                          For the three and nine months ended September 30, 2001 and September 30, 2000
                                                      (Dollars in thousands)
                                           Three months ended                                Nine months ended
                                              September 30,                                    September 30,
                                        -------------------------          -----------------------------------------------------
                                                                              January 1,          April 25,
                                                                               2001 to             2001 to
                                             2001        2000              April 24, 2001    September 30, 2001          2000
                                        -----------   -----------          --------------    ------------------      -----------
                                         Successor    Predecessor            Predecessor          Successor          Predecessor
Revenues
   Casino                               $    63,887   $    65,340            $    68,220         $   105,221         $   174,096
   Lodging                                    4,103         4,720                  3,996               6,763              12,835
   Food and beverage                          7,081         7,192                  6,977              11,864              20,090
   Other                                      1,447         1,389                  1,523               2,756               3,576
   Less:  promotional allowances             (7,665)       (7,135)                (7,510)            (12,304)            (19,344)
                                        -----------   -----------            -----------         -----------         -----------
     Total net revenue                       68,853        71,506                 73,206             114,300             191,253

Costs and expenses
   Casino                                    37,134        39,419                 42,234              62,476             111,666
   Lodging                                      718         1,118                    913               1,392               3,104
   Food and beverage                          3,456         3,823                  3,639               6,152              11,573
   Other operating                            6,384         6,480                  8,293              10,758              19,400
   Selling, general and administrative        7,930        11,340                 10,532              13,785              30,625
   Depreciation and amortization              1,821         4,159                  5,325               3,041              13,157
                                        -----------   -----------            -----------         -----------         -----------
     Total costs and expenses                57,443        66,339                 70,936              97,604             189,525

     Income (loss) from operations           11,410         5,167                  2,270              16,696               1,728

Interest income                                 234           269                    510                 429               1,147
Interest expense                             (2,524)       (6,216)                (7,673)             (4,443)            (18,400)
Other income (expense)                          (71)         (716)                     -                (157)               (716)
                                        -----------   -----------            -----------         -----------         -----------

     Income (loss) before income taxes        9,049        (1,496)                (4,893)             12,525             (16,241)

Provision for income taxes                   (3,606)            -                      -              (4,943)                  -
                                        -----------   -----------            -----------         -----------         -----------

     Net income (loss)                  $     5,443   $    (1,496)           $    (4,893)        $     7,582         $   (16,241)
                                        ===========   ===========            ===========         ===========         ===========


                            The accompanying notes are an integral part of these financial statements.

                                         COLONY RIH HOLDINGS, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) For the nine months ended September 30, 2001 and 2000
                                           (Dollars in thousands)
                                                                              Nine months ended
                                                                              September 30, 2001
                                                                  ------------------------------------------         Nine months
                                                                   January 1, 2001         April 25, 2001 to            ended
                                                                  to April 24, 2001       September 30, 2001     September 30, 2000
                                                                  -----------------       ------------------     -------------------
                                                                     Predecessor               Successor             Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:
   Reconciliation of net income (loss) to net cash provided by
     (used in) operating activities-
       Net income (loss)                                            $    (4,893)              $     7,582           $   (16,241)
       Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities-
           Depreciation and amortization                                  5,038                     2,576                12,406
           Amortization of debt premiums, discounts
             and issuance costs                                             203                       532                   448

           Provision for doubtful receivables                               517                       (12)                1,007
           Provision for discount on CRDA obligations,
             net of amortization                                            280                       455                   738
           Stock option costs                                                 -                        55                     -
           Net loss on dispositions of property and equipment                 -                         -                   716
           Net (increase) decrease in receivables                           684                    (1,617)               (4,274)
           Net increase in inventories and prepaid expenses              (1,600)                     (717)                 (171)
           Net (increase) decrease in deferred charges and
           other assets                                                      72                      (338)                 (190)
           Net increase (decrease) in accounts payable and
             accrued expenses                                              (572)                    3,872                 1,057
           Net increase (decrease) in interest payable to
           affiliates                                                     9,109                         -                (4,479)
                                                                    -----------             -------------         -------------
                  Net cash provided by (used in) operating
                  activities                                              8,838                    12,388                (8,983)
                                                                    -----------             -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                   (1,229)                   (8,745)               (8,056)
   Purchase of RIH, net of cash acquired                                      -                   (97,004)                    -
   CRDA deposits and bond purchases                                      (1,332)                     (770)               (2,071)
                                                                    -----------             -------------         -------------
                  Net cash used in investing activities                  (2,561)                 (106,519)              (10,127)
                                                                    -----------             -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                   -                    87,084                 6,000
   Payments to secure borrowings                                              -                    (7,133)                    -
   Proceeds from the issuance of common stock                                 -                    40,375                     -
   Proceeds from the issuance of redeemable common stock                      -                     2,125                     -
   Advances from affiliates                                                   -                         -                20,842
   Debt repayments                                                         (234)                   (8,986)               (1,545)
                                                                    ------------            -------------         -------------
                  Net cash provided by (used in) financing
                  activities                                               (234)                  113,465                25,297
                                                                    ------------            -------------         -------------

Net increase (decrease) in cash and cash equivalents                      6,043                    19,334                 6,187
Cash and cash equivalents at beginning of period                         21,453                         -                14,541
                                                                    -----------             -------------         -------------
Cash and cash equivalents at end of period                          $    27,496               $    19,334           $    20,728
                                                                    ===========             =============         =============


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
   Purchase of RIH financed by issuance of note payable to SINA     $         -               $    17,500           $         -
                                                                    ===========             =============         =============

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

     The pro forma unaudited results of operations for the nine months ended September 30, 2001 and September 30, 2000, assuming consummation of the Acquisition and issuance of CRH's common stock, Seller Note and Credit Facility as of the beginning of the periods presented are as follows:

                                      Nine months ended September 30,
                                      -------------------------------
                                          2001               2000
                                      ------------       ------------
Revenues                               $ 187,506          $ 191,253
Net income                                 8,461             3,697

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

                                      COLONY RIH ACQUISITIONS, INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands, except per share amounts)
                                                                          September 30,    December 31,
                                                                              2001            2000
                                                                        ---------------  ---------------
                     ASSETS                                                Successor       Predecessor
                     ------                                               (Unaudited)
Current assets
       Cash and cash equivalents                                        $        19,334  $        21,453
       Receivables, net                                                           7,656            9,142
       Inventories                                                                1,524            2,006
       Prepaid expenses                                                           4,127            1,934
                                                                        ---------------  ---------------
                Total current assets                                             32,641           34,535

Property and equipment, net                                                     119,812          257,778
Deferred charges and other assets                                                27,436           23,567
Goodwill, net of amortization                                                         -           95,091
                                                                        ---------------  ---------------
                           Total assets                                 $       179,889  $       410,971
                                                                        ===============  ===============

                      LIABILITIES AND SHAREHOLDER'S EQUITY
                      ------------------------------------
Current liabilities
       Current maturities of long-term debt                             $         6,563  $           581
       Accounts payable                                                           5,573            5,405
       Accrued interest payable                                                     411            1,648
       Accrued interest payable to affiliates                                       953            5,300
       Accrued expenses and other current liabilities                            26,280           26,748
                                                                        ---------------  ---------------
                Total current liabilities                                        39,780           39,682
                                                                        ---------------  ---------------

Notes payable to affiliates, net of unamortized discounts                        17,500          199,337

Long-term debt                                                                   72,181           79,000

Deferred income taxes                                                                 -           35,457
                                                                        ---------------  ---------------

Total liabilities                                                               129,461          353,476

Shareholder's equity
          Common stock (At September 30, 2001, $0.01 par value,
              100 shares issued and outstanding; at
              December 31, 2000, $1 par value,
              1,000,000 shares issued and outstanding                                 -            1,000
          Stock options outstanding                                                 346                -
          Capital in excess of par                                               42,500          123,660
          Retained earnings (accumulated deficit)                                 7,582          (67,165)
                                                                        ---------------  ---------------
                  Total shareholder's equity                                     50,428           57,495
                                                                        ---------------  ---------------
                           Total liabilities and shareholder's equity   $       179,889  $       410,971
                                                                        ===============  ===============

                The accompanying notes are an integral part of these financial statements.

                                              COLONY RIH ACQUISITIONS, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) For the three and nine months ended September 30, 2001 and September 30, 2000
                                                  (Dollars in thousands)
                                  Three months ended September 30,             Nine months ended September 30,
                                  --------------------------------  ----------------------------------------------------
                                                                    January 1, 2001 to  April 25, 2001 to
                                      2001               2000         April 24, 2001   September 30, 2001        2000
                                   ----------         ----------        ----------         ----------         ----------
                                    Successor         Predecessor       Predecessor         Successor         Predecessor
Revenues
     Casino                        $   63,887         $   65,340        $   68,220         $  105,221         $  174,096
     Lodging                            4,103              4,720             3,996              6,763             12,835
     Food and beverage                  7,081              7,192             6,977             11,864             20,090
     Other                              1,447              1,389             1,523              2,756              3,576
     Less:  promotional                (7,665)            (7,135)           (7,510)           (12,304)           (19,344)
     allowances                    ----------         ----------        ----------         ----------         ----------
          Total net revenue            68,853             71,506            73,206            114,300            191,253

Costs and expenses
     Casino                            37,134             39,419            42,234             62,476            111,666
     Lodging                              718              1,118               913              1,392              3,104
     Food and beverage                  3,456              3,823             3,639              6,152             11,573
     Other operating                    6,384              6,480             8,293             10,758             19,400
     Selling, general and
     administrative                     7,930             11,340            10,532             13,785             30,625
     Depreciation and
     amortization                       1,821              4,159             5,325              3,041              13,157
         Total costs and           ----------         ----------        ----------         ----------         ----------
         expenses                      57,443             66,339            70,936             97,604            189,525

         Income (loss) from
            operations                 11,410              5,167             2,270             16,696              1,728

Interest income                           234                269               510                429              1,147
Interest expense                       (2,524)            (6,216)           (7,673)            (4,443)           (18,400)
Other income (expense)                    (71)              (716)             -                 (157)              (716)
                                   ----------         ----------        ----------         ----------         ----------

         Income (loss) before
            income taxes                9,049             (1,496)           (4,893)            12,525            (16,241)

Provision for income taxes             (3,606)                 -                 -             (4,943)                 -
                                   ----------         ----------        ----------         ----------         ----------

         Net income (loss)         $    5,443         $   (1,496)       $   (4,893)        $    7,582         $  (16,241)
                                   ==========         ==========        ==========         ==========         ==========

                        The accompanying notes are an integral part of these financial statements.

                                                  COLONY RIH ACQUISITIONS, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                      For the nine months ended September 30, 2001 and 2000
                                                     (Dollars in thousands)
                                                                              Nine months ended
                                                                              September 30, 2001
                                                                  ------------------------------------------         Nine months
                                                                   January 1, 2001         April 25, 2001 to            ended
                                                                  to April 24, 2001       September 30, 2001     September 30, 2000
                                                                  -----------------       ------------------     -------------------
                                                                     Predecessor               Successor             Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:
   Reconciliation of net income (loss) to
   net cash provided by (used in)
   operating activities-
       Net income (loss)                                            $    (4,893)              $     7,582           $   (16,241)
       Adjustments to reconcile net income
          (loss) to net cash provided by
          (used in) operating activities-
          Depreciation and amortization                                   5,038                     2,576                12,406
          Amortization of debt premiums,
              discounts and insurance costs                                 203                       532                   448
          Provision for doubtful
              receivables                                                   517                       (12)                1,007
          Provision for discount on CRDA
              obligations, net of
              amortization                                                  280                       455                   738
          Stock option costs                                                  -                        55                     -
          Net loss on dispositions of
              property and equipment                                          -                         -                   716
          Net (increase) decrease in
              receivables                                                   684                    (1,617)               (4,274)
          Net increase in inventories and
              prepaid expenses                                           (1,600)                     (717)                 (171)
          Net (increase) decrease in
              deferred charges and other
              assets                                                         72                      (338)                 (190)
          Net increase (decrease) in
              accounts payable and accrued
              expenses                                                     (572)                    2,919                 1,057
          Net increase (decrease) in
              interest payable to
              affiliates                                                  9,109                       953                (4,479)
                                                                    -----------               -----------           -----------
              Net cash provided by (used
              in) operating activities                                    8,838                    12,388                (8,983)
                                                                    -----------               -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                   (1,229)                   (8,745)               (8,056)
   Purchase of RIH, net of cash acquired                                      -                   (97,004)                    -
   CRDA deposits and bond purchases                                      (1,332)                     (770)               (2,071)
                                                                    -----------               -----------           -----------
              Net cash used in investing
              activities                                                 (2,561)                 (106,519               (10,127)
                                                                    -----------               -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                   -                    87,084                 6,000
   Payments to secure borrowings                                              -                    (7,133)                    -
   Paid in capital received from Parent                                       -                    42,500                     -
   Advances from affiliates                                                   -                         -                20,842
   Debt repayments                                                         (234)                   (8,986)               (1,545)
                                                                    -----------               -----------           -----------


                                      -11




              Net cash provided by (used
              in) financing activities                                     (234)                  113,465                25,297
                                                                    -----------               -----------           -----------

Net increase (decrease) in cash and cash
equivalents                                                               6,043                    19,334                 6,187
Cash and cash equivalents at beginning of
period                                                                   21,453                         -                14,541
                                                                    -----------               -----------           -----------
Cash and cash equivalents at end of period                          $    27,496               $    19,334           $    20,728
                                                                    ===========               ===========           ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH
ACTIVITIES:
   Purchase of RIH financed by issuance of
   note payable to SINA                                             $         -               $    17,500           $         -
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

     The pro forma unaudited results of operations for the nine months ended September 30, 2001 and September 30, 2000, assuming consummation of the Acquisition and issuance of the Seller Note and Credit Facility as of the beginning of the periods presented are as follows:

                                      Nine months ended September 30,
                                      -------------------------------
                                          2001               2000
                                      ------------       ------------
Revenues                               $ 187,506          $ 191,253
Net income                                 8,461             3,697

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This document includes various `forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent CRH's expectations or beliefs concerning future events. Statements containing expressions such as `believes,' `anticipates,' or `expects' used in CRH's press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although CRH believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. CRH cautions that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of CRH's gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to CRH's officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in CRH's key markets; severe and unusual weather in CRH's key markets; and adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. CRH undertakes no obligation to publicly release any revision to such forward-looking statements to reflect events or circumstances after the date thereof.

                            PART II-OTHER INFORMATION


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

----------------

* Incorporated by reference to the Registrants' Form 10 filed July 13, 2001 (File No. 0-32987), as amended by Amendment No. 1, filed August 24, 2001.

** Incorporated by reference to the Registrants' Form 10 filed November 1, 2001 (File No. 000-32987).

*** Incorporated by reference to the Registrants' Form 10Q filed December 14, 2001 (File No. 000-32987).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COLONY RIH HOLDINGS, INC.

Dated: February 20, 2002                 /s/ Joseph A. D'Amato
                                        ------------------------------
                                        Name:  Joseph A. D'Amato
                                        Title: Vice President
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)


                                        COLONY RIH ACQUISITIONS, INC.

Dated: February 20, 2002                 /s/ Joseph A. D'Amato
                                        ------------------------------
                                        Name:  Joseph A. D'Amato
                                        Title: Vice President
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)