Form 10-K
period 2001-12-31
COLONY RIH HOLDINGS INC; RESORTS INTERNATIONAL HOTEL & CASINO INC
filed 2002-03-29
CIK 1141270, 1141271

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                             ______________________

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2001

                                       or

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to ____________

                        Commission file number 000-32987

                               __________________

                            COLONY RIH HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       95-4849060
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                               __________________

                  RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       95-4828297
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)
                               __________________

       1133 Boardwalk
       Atlantic City, NJ                                   08401
(Address of principal executive offices)                 (Zip Code)


               Registrants' telephone number, including area code:
                                 (609) 344-6000

                               __________________

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                            COLONY RIH HOLDINGS, INC.
                 CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

                               __________________

                  RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

                               __________________

================================================================================

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of Colony RIH Holdings, Inc. and Resorts International Hotel and Casino, Inc. as of March 22, 2002, based upon the last sale price of such voting and non-voting common stock on that date was $0.

         The number of shares outstanding of Colony RIH Holdings, Inc.'s class A common stock, $0.01 par value, was 38,295 and the number of shares outstanding of Colony RIH Holdings, Inc.'s class B common stock, $0.01 par value, was 774,982, as of March 22, 2002.

         The number of shares outstanding of Resorts International Hotel and Casino, Inc.'s common stock, $0.01 par value, was 100 as of March 22, 2002.

         Information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement for its 2002 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year to which this Form 10-K relates.

================================================================================

                            COLONY RIH HOLDINGS, INC.
                                       AND
                  RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

                           Annual Report on Form 10-K

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
Part I
Item 1.  Business .............................................................................................   2
Item 2.  Properties ...........................................................................................  10
Item 3.  Legal Proceedings ....................................................................................  11
Item 4.  Submission of Matters to a Vote of Security Holders. .................................................  11
Part II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters. ...............................  11
Item 6.  Selected Financial Data. .............................................................................  13
Item 7.  Management's Discussion and Analysis of  Financial Condition and Results of Operations. ..............  14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ...........................................  18
Item 8.  Financial Statements and Supplementary Data. .........................................................  20
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial  Disclosure. ...............  54
Part III
Item 10. Directors and Executive Officers of the Registrant. ..................................................  54
Item 11. Executive Compensation. ..............................................................................  54
Item 12. Security Ownership of Certain Beneficial Owners and Management. ......................................  54
Item 13. Certain Relationships and Related Transactions. ......................................................  54
Part IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. ....................................  55

CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This document includes various `forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent CRH's (as defined in this Form 10-K) expectations or beliefs concerning future events. Statements containing expressions such as "believes," "anticipates," "expects" "seeks," "estimates," "plans," "intends" and similar expressions used in CRH's press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although CRH believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. CRH cautions that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Form 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: increased competition in existing markets or the opening of new gaming jurisdictions, a decline in the public acceptance of gaming, the limitation, conditioning or suspension of any of CRH's gaming licenses, increases in or new taxes imposed on gaming revenues or gaming devices, a finding of unsuitability by regulatory authorities with respect to CRH's officers, directors or key employees, loss or retirement of key executives, adverse economic conditions in CRH's key markets, severe and unusual weather in CRH's key markets, and leverage and debt service. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. CRH undertakes no obligation to publicly release any revision to such forward-looking statements to reflect events or circumstances after the date thereof.

                                     PART I

In this annual report, unless the context otherwise requires, "Colony RIH Holdings, Inc.," "the Company," "CRH," "we," "us," and "our" refer to Colony RIH Holdings, Inc. and its subsidiaries.

Item 1.  Business.

         Colony RIH Holdings, Inc., or CRH, incorporated on March 7, 2001 as a Delaware corporation, owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc., or RIHC, incorporated on October 24, 2000 as a Delaware corporation. RIHC, through its wholly owned subsidiary Resorts International Hotel, Inc., RIH, or the Predecessor, a New Jersey corporation, owns and operates Resorts Atlantic City, a casino hotel located in Atlantic City, New Jersey.

         RIHC, Sun International North America, Inc., or SINA, a Delaware corporation, and GGRI, Inc., or GGRI, a Delaware corporation, entered into a purchase agreement, dated as of October 30, 2000, as amended, or the Purchase Agreement. Pursuant to the Purchase Agreement, RIHC acquired all of the capital stock of RIH, the Warehouse Assets (as defined in the Purchase Agreement) and all of the capital stock of New Pier Operating Company, Inc., or New Pier, a New Jersey corporation, or the Acquisition, on April 25, 2001 for approximately $144.8 million. In conjunction with the Acquisition, RIHC borrowed $82.0 million under an Amended and Restated Credit Agreement, dated April 25, 2001, from the lenders named therein (the "Credit Facility") and CRH issued a $17.5 million note to SINA, or the Seller Note.

         Prior to the completion of the Acquisition on April 25, 2001, neither CRH nor RIHC had conducted business other than in connection with the Purchase Agreement and the new Credit Facility.

         On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of 11 1/2% First Mortgage Notes due 2009, in a transaction that was exempt from registration under the Securities Act of 1933, as amended, which produced net proceeds of approximately $168.8 million after deducting the offering discount and estimated fees and expenses. The notes are secured by substantially all of RIHC's assets and are unconditionally guaranteed on a senior basis by RIH and New Pier. We used the net proceeds of the offering to repay in full the Seller Note and all amounts due under the Credit Facility.

Overview

         We own and operate Resorts, a casino hotel in Atlantic City, New Jersey, where we offer casino gaming and other amenities through ownership of RIH.

         Resorts commenced operations in May 1978 as the first casino hotel opened in Atlantic City. This was accomplished by the conversion of the former Haddon Hall Hotel, a classic hotel structure originally built in the early 1900's, into a casino hotel. Resorts is currently situated on 11.0 acres of land with approximately 310 feet of Boardwalk frontage overlooking the Atlantic Ocean. Resorts currently consists of two hotel towers, the 15-story Ocean Tower and the nine-story Atlantic City Tower. In addition to the casino facilities described below, the casino hotel complex has 645 hotel rooms and suites, a 1,400-seat theater, six restaurants, a VIP slot and table player lounge, an indoor swimming pool, a lounge, a health club and leased retail shops. The complex also has approximately 28,500 square feet of convention facilities, including six large meeting rooms and a 12,000 square foot ballroom.

         Resorts is situated on the Boardwalk of Atlantic City, along with ten of Atlantic City's twelve casinos. Resorts sits at the northern end of the Boardwalk adjacent to the Trump Taj Mahal Casino Resort, which is also adjoined by the Showboat Hotel and Casino. These three properties have a total of approximately 2,700 hotel rooms and approximately 347,000 square feet of gaming space in close proximity to each other. An enclosed pedestrian bridge between Resorts and the Trump Taj Mahal Casino Resort allows patrons of both hotels to move between both casinos without exposure to the weather and readily partake in events at both casino hotels. A similar enclosed pedestrian bridge connects the Showboat to the Taj Mahal, allowing patrons to walk under cover among all three casino hotels. The remaining nine Atlantic City casino hotels are located approximately one-half mile to one and one-half miles to the south on the Boardwalk or in the Marina District of Atlantic City.

Facilities Overview

         Gaming Floor. Resorts has a casino of approximately 85,000 square feet, including a simulcast and pari-mutuel betting facility of approximately 16,500 square feet. There are approximately 2,570 slot machines, including the 257 slot machines we added on June 30, 2001 to the portion of our gaming area directly adjacent to the Boardwalk, and, for simulcast pari-mutuel betting, five betting windows and five customer-operated terminals. The gaming areas contain approximately 70 table games that consist of blackjack tables, roulette tables, craps tables, and other specialty games that include Caribbean Stud, Baccarat, Mini-Baccarat, Let It Ride, Three-Card Poker, Pai Gow Poker, Big Six and Spanish Twenty-One.

         We continually monitor the configuration of the casino floor and the games we offer to patrons with a view towards enhancing customer service and offering the latest gaming products and technology as they are approved by the New Jersey Casino Control Commission, or the NJCCC. We also actively monitor customer trends and preferences toward newer, themed slot games and are committed to meeting these demands with our mix of slot machines. Additionally, we will adjust the amount and type of table games on our gaming floor in anticipation of seasonal changes or special events.

         Meeting Rooms, Restaurants and Other Amenities. Resorts' meeting room facilities consist of a large banquet room with five breakout rooms. In the aggregate, these rooms have the ability to accommodate approximately 2,600 people in 28,500 square feet of space. Meeting rooms range in size from 450 to 12,028 square feet. Although we believe our meeting room facilities are competitive with those offered by other operators in the market, our ability to attract convention and other large meeting traffic is constrained by our limited number and quality of hotel rooms and suites. We believe the increase in number and improved quality of hotel rooms and suites resulting from the expansion will allow us to significantly improve our marketability to conventions, which tend to draw higher margin customers.

        We believe the quality of our restaurants gives us a significant competitive advantage over other casinos in Atlantic City, as we feature several restaurants catering to differing customer tastes and price points. Our restaurants include: Capriccio, Asian Spice, Camelot Steakhouse, Beach Ball Deli, Breadsticks and the Boardwalk Buffet, an all-you-can-eat breakfast, lunch and dinner buffet.

         With a capacity to seat 1,400 patrons in approximately 18,000 square feet of space, the primary purpose of our Superstar Theater is to attract patrons to the casino. Our theater is used to enhance our casino's image as an entertainment facility offering some of the best entertainment in Atlantic City. Recent acts which we believe target our core customer base include Tom Jones, Aretha Franklin, Gladys Knight, Regis Philbin and The Temptations.

         We have a full service salon and spa which offers an array of beauty and body treatments from massages to makeovers. We also have a gym facility and indoor/outdoor pool which is open year-round.

         Parking. We own a parking garage that is connected to Resorts by an enclosed walkway. This garage is used for patrons' self-parking and accommodates approximately 700 vehicles. We also own additional adjacent properties consisting of approximately 3.5 acres, which provides parking for approximately 300 vehicles. In addition, we lease approximately 4.4 acres adjoining Resorts from SINA, which is currently used to provide additional uncovered self-parking for approximately 400 vehicles and valet parking for approximately 415 vehicles. See "Item 2. Properties."

The Expansion

         Rationale for the Expansion. In July 2002, we plan to begin the construction process of building a new 27-story hotel tower with approximately 400 hotel rooms and suites on the site of our existing Atlantic City Tower and a corresponding expansion of our gaming floor. The expansion is budgeted to cost approximately $115.5 million, which includes $85.0 million of hard construction costs, $7.2 million of soft construction costs, $14.8 million of other costs (including furniture, fixtures, equipment and gaming equipment) and $8.5 million for contingencies arising in connection with the construction. We plan to offer among the highest quality hotel rooms and suites in the Atlantic City market which we believe will attract customers for longer stays. Following the completion of construction, and subject to the approval of the New Jersey Casino Control Commission, or the NJCCC, we plan to have approximately 99,000 square feet of gaming space and approximately 3,140 slot machines. In addition, we plan to relocate and expand our lobby and porte cochere areas creating a central arrival area for guests of both towers. During the construction period, the Ocean Tower and approximately 90% of our gaming floor are expected to remain fully operational. Additionally, the area of our gaming space and the number of our slot machines during construction and upon completion of the new hotel tower is subject to the approval of the NJCCC. We expect that the expansion will be completed approximately 24 months from commencement.

         The expansion is a key component in continuing our strategy of growing our core customer base. We believe that there currently is a significant disparity in the quality of amenities currently offered by our two existing hotel towers, which constrains our ability to attract and retain higher-margin, mid-level slot players and mid-level table game players. We classify our customers according to their gaming budget. We define a low-level slot player as a customer who is willing to gamble less than $400 per sitting, a mid-level slot player as a customer who is willing to gamble $400 to $1,000 per sitting and a high-level slot player as a customer who is willing to gamble more than $1,000 per sitting. We define a low-level table game player as a customer who is willing to gamble less than $5,000 per visit, a mid-level table game player as a customer who is willing to gamble $5,000 to $25,000 per visit, a high-level table game player as a customer who is willing to gamble $25,000 to $100,000 per visit and a premium table game player as a customer who is willing to gamble more than $100,000 per visit.

         Rooms in the Ocean Tower, a classic hotel structure constructed in the 1920's and completely renovated in 1999, are competitive with the hotel rooms offered by other facilities in the Atlantic City market. In contrast, the Atlantic City Tower was built in the 1960's as a motel and consequently has smaller corridors, thinner walls and smaller bathrooms than the hotel rooms offered by the other casino hotels in the Atlantic City market. Based on an analysis of the players we track, we believe the Ocean Tower has historically generated a win per occupied room greater than twice that generated by the Atlantic City Tower.

         We believe the completion of the opening of our new hotel tower will increase both our top-line revenues and significantly expand our operating margins for the following reasons:

         o We believe that customers tend to play longer and spend more of their budgeted gaming dollars at the casino hotel in which they stay. Correspondingly, we believe that our new hotel rooms and suites will encourage patrons to stay with us, increase their length of play and spend more of their gaming dollars at our casino, contributing to an increased average win per customer.

         o The new hotel rooms will be among the largest in the Atlantic City market, which we believe will allow us to shift our customer mix to the higher-margin, mid- to high-level slot player and the higher end of our core customer base of table game players.

         o We believe our fixed costs will only marginally increase following the expansion. Consequently, we believe we will generate higher margins from our new hotel rooms and suites and additional slot machines.

         We have assembled what we believe to be a highly qualified team to design and construct our new hotel tower. We have retained Perini Building Company, Inc. as construction manager and contractor for our new hotel tower. We intend to retain, and are currently negotiating a contract with, the partnership of Bergman, Walls & Associates, Ltd. as the architects for our new hotel tower.

Business Strategy

         Our business strategy is to:

         Capitalize on Recent Successful Initiatives. Our senior management team joined us early in 2000 and has since significantly improved the operating performance of Resorts, primarily by marketing value driven programs to our core customer base, implementing several cost-cutting initiatives and expanding our casino floor where possible. We are beginning to realize the benefits of these programs and we believe that we will continue to realize these benefits in 2002.

         Increase Operating Leverage and Efficiencies. We believe the expansion will improve operating efficiencies by substantially increasing the number of high quality hotel rooms and suites we offer while only marginally increasing our operating expenses. We believe the expansion will allow us to increase the average length of stay of our customers and attract higher-margin, higher-level customers.

         Invest in State-of-the-Art Slot Machines. We are committed to offering our customers the latest themed slot machines and gaming technology. We believe this focus is critical to retaining mid-level slot players, who we believe are more knowledgeable and sophisticated than players in other gaming segments.

         Develop and Expand Our Core Customer Base. We primarily focus on developing and expanding our mid- to high-level slot customer base, with a secondary focus on our mid- to high-level table game customer base. We continue to refine our bus promotion strategy to target only the most profitable bus markets. We believe that our recent success is the result of marketing initiatives focused on building player loyalty through more efficient use of player information. We believe the primary means of attracting new players will be our ability to offer high quality hotel rooms and suites.

         Focus on Customer Service. We continue to emphasize the importance of creating a culture focused on customer service. Each employee is extensively trained in their respective functional area to respond immediately to customer needs. Employee compensation at all levels is performance-based, with customer satisfaction being a key basis of evaluation. We believe this promotes an environment in which all employees feel a sense of commitment to customer service.

Marketing Overview

         Our marketing programs target middle- and higher-income customers who have the propensity to game. Our customer database identifies and targets value-added, high-income repeat gaming customers and uses player tracking systems to determine the value of customers and provide programs conducive to their level of play.

         We promote Resorts through radio, outdoor and print advertising and direct mailings. The vast majority of future marketing efforts will seek to increase Resorts' market share of drive-in slot players. Management believes drive-in players tend to be higher-income slot customers than customers who travel by bus and tend to spend more of their time in the casino where they are staying.

         We have identified our primary market as the 200-mile radius from Atlantic City, which includes all of New Jersey, New York City, Philadelphia and Baltimore, and our secondary market as the 200 plus-mile radius from Atlantic City, which includes Washington, D.C. The primary market receives the heaviest allocation of marketing resources, with strategically targeted efforts in key outer market areas.

Atlantic City Market

         We believe Atlantic City's strategic location, combined with its core demographics and steady market growth, makes it a compelling gaming market. Atlantic City is located along the most densely populated area of the United States, the New York-Philadelphia-Baltimore-Washington D.C. corridor.

         The Atlantic City market has demonstrated continued and steady growth, despite several recessions and the recent proliferation of new gaming jurisdictions, including Delaware and Connecticut. Compound annual growth in total gaming revenue has averaged 3.3% since 1990. We directly compete with 11 casino hotels in Atlantic City. The Atlantic City market, as of December 31, 2001, contained approximately 11,500 hotel rooms and suites and 1.23 million square feet of gaming area, including simulcast betting and poker rooms.

         According to the Gaming Observer, Atlantic City hosted approximately
31.3 million visitors in 2001, a 5.7% decrease over 2000, which tallied approximately 33.2 million visitors. In addition, these visitors spent over $4.3 billion in the local economy and kept the 11,478 rooms in the Atlantic City market 92.4% occupied.

         The Atlantic City market has a strong "locals" component, which includes gaming patrons that generally live within 150 miles of Atlantic City. As a result of this close vicinity, we believe the Atlantic City customer tends to frequent the casinos in the market more than customers in destination-based markets such as Las Vegas. We believe the Atlantic City customer tends to be more sophisticated and sensitive to changes in slot hold percentage than customers in other gaming jurisdictions. Additionally, we believe that the locals component of the Atlantic City market results in a more stable stream of cash flows that is less susceptible to economic downturns than that of destination-based markets.

         Slot play has become increasingly popular with Atlantic City gaming patrons. This popularity is partially due to technological improvements such as bill and coupon acceptors, video poker and themed slot machines that have increased convenience and entertainment value. Additionally, slot machines tend to generate higher margins than table games, and Atlantic City gaming operators have correspondingly increased the number of slot machines in favor of table games on their gaming floors. This trend is evidenced by the 14.3% increase in the number of slot machines in the Atlantic City market since 1996 as compared to the 10.3% decrease in the number of table games. From 1996 to 2001, slot revenues increased from 68.7% of total casino revenues in the Atlantic City market to 72.8% of total casino revenues in 2001.

         We believe that Atlantic City gaming operators, including Resorts, have become increasingly focused on improving the quality of revenues in recent years. This trend is evidenced by the market's reduced reliance on promotional expenses and allowances, such as bus packages and customer give-away promotions. Although such promotions can drive top-line growth, we believe they result in lower operating margins as they are generally matched by competitors.

         Significant private and public investment in the Atlantic City market has been made over the past few years. In 1984, the New Jersey State Legislature created the Casino Reinvestment Development Authority, or CRDA, a state agency that levies a 1.25% tax on gross gaming revenues and oversees the expenditure of such funds to rebuild Atlantic City through an organized master plan. See "--Regulation and Gaming Taxes and Fees--License Fees, Taxes and Investment Obligations." Some of the most significant improvements to Atlantic City as a result of this initiative include:

         o  the $268.0 million Atlantic City Convention Center;

         o the $84.0 million renovation of the entrance to the Atlantic City Expressway;

         o the recently completed $330.0 million Atlantic City Tunnel project connecting the Atlantic City Expressway to the Marina District;

         o  $225.0 million in CRDA housing;

         o  the construction of a $14.5 million minor league baseball stadium;
            and

         o the $90.0 million refurbishment of the Boardwalk Convention Center Hall into a special events venue.

         Additionally, the CRDA has undertaken an enhancement project of North Carolina Avenue, which will allow for improved traffic flow in Atlantic City. Upon completion, North Carolina Avenue will serve as the primary thoroughfare from the Marina District to the Boardwalk, thereby promoting traffic flow to Resorts' entrance, which is located on North Carolina Avenue. Recently, Cordish Co., or Cordish, announced the development of an approximate 300,000 square foot retail and entertainment complex adjacent to the Atlantic City Convention Center. The project's estimated cost is $76.0 million and is scheduled to be completed in Summer 2003. Cordish has entered into a final development agreement with the CRDA who owns the property and will assist in financing the project.

         Several gaming operators have announced new development or expansion projects which we believe will attract new, higher-margin customers and alleviate hotel room and suite inventory constraints. The most significant addition to the Atlantic City market will be the completion by Boyd Gaming Corporation and MGM Grand, Inc. of a resort complex located in the Marina District to be named the "Borgata." We believe the Borgata will attract a younger gaming customer and will increase the size and profitability of the overall market. In addition, we believe the Borgata will be Atlantic City's first destination-based resort and will drive additional traffic to the Boardwalk due to the longer estimated length of stay of the Borgata's target customers. In addition to the construction of the Borgata, several Atlantic City properties have announced or are currently undergoing renovations, including:

         o The Atlantic City Tropicana's $225.0 million expansion that will include construction of an additional 502 hotel rooms and a 200,000 square foot retail, dining and entertainment complex;

         o Harrah's Atlantic City's $113.0 million construction project of an additional hotel tower with 452 rooms and parking garage scheduled to be completed by April 2002 and $80.0 million construction project of a 19,500 square foot lobby/entrance and 28,000 square foot gaming space with an additional 950 slot machines scheduled to be completed Summer 2002;

         o Claridge Casino and Hotel's $25.0 million renovation plan that includes upgrading slot machines, renovating hotel rooms and building a connector to Bally's Park Place;

         o Sands Casino Hotel commenced conversion of a recently acquired structure into hotel suites which is scheduled to be completed June 2002; and

         o Showboat Casino & Hotel's plan to construct an additional 544-room tower to be completed Fall 2003.

         Competition

         General. Competition in the Atlantic City market remains intense. At the present time, there are 12 casino hotels located in Atlantic City, including Resorts, all of which compete for patrons. We believe competition in the Atlantic City market centers on hotel and casino facilities and related amenities; ease of access and parking facilities; services and promotions provided to patrons; and entertainment.

         Substantial new expansion and development activity has recently been completed or has been announced in Atlantic City, which intensifies the pressure in the Atlantic City market as discussed above.

         Competing Jurisdictions. Resorts also competes, or will compete, with facilities in the northeastern and mid-Atlantic regions of the United States at which casino gaming or other forms of wagering are currently, or in the future may be, authorized. To a minimal extent, Resorts faces competition from gaming facilities nationwide. Moreover, Resorts also faces competition from various forms of internet gambling.

         Resorts also faces competition from casino facilities in a number of states operated by federally recognized Native American tribes. Pursuant to the Indian Gaming Regulatory Act of 1988, or the IGRA, any state that permits casino-style gaming (even if only for limited charity purposes) is required to negotiate gaming compacts with federally recognized Native American tribes. Under the IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including Resorts.

         There are currently two gaming properties in Connecticut that compete directly with Atlantic City for gaming patrons, Foxwoods Resort and Casino and the Mohegan Sun Resort. Foxwoods currently offers 24-hour gaming and has approximately 6,400 slot machines, 350 table games, over 1,400 rooms and suites, 21 food and beverage outlets, 18 retail shops, entertainment and a year-round golf course. Also, a high-speed ferry operates seasonally between New York City and Foxwoods. Plans for a high-speed train linking Foxwoods to the interstate highway and an airport outside Providence, Rhode Island, have also been announced.

         The other, the Mohegan Sun Resort in Uncasville, Connecticut, located 10 miles from Foxwoods, has approximately 3,000 slot machines and 190 table games, off-track horse betting, bingo, 20 food and beverage outlets and retail shops. The Mohegan Sun Resort is in the midst of a 4.0 million square-foot expansion entailing the construction of a 115,000 square-foot casino, a 10,000-seat arena, a 34-story hotel tower with 1,200 rooms, 12 new restaurants and two parking garages that will accommodate up to 6,500 vehicles. The project is expected to be completed in Spring 2002.

         In July 1993, the Oneida Nation opened Turning Stone, a casino featuring 24-hour table gaming and electronic gaming machines near Syracuse, New York. In October 1997, the Oneida Nation opened a hotel which included expanded gaming facilities and constructed a golf course and convention center at Turning Stone. Construction of a new 24,000 square foot clubhouse for the Oneida Nation's golf course is expected to commence in Summer 2001 and to be completed in May 2002.

         Other Native American nations are seeking federal recognition and land and negotiating gaming compacts in New York, Rhode Island, Connecticut and other states on the Eastern seaboard, which could further increase competition for gaming customers.

         New York State recently enacted legislation authorizing the New York Lottery to install and operate video lottery terminals at certain horse racetracks located throughout the State. The legislation also authorizes the Governor to enter into six tribal/State gaming compacts with Native American tribes which will provide for the creation and operation of Native American gaming facilities in certain areas of the State, including three compacts providing for gaming facilities in the Catskills region of New York. This legislation has recently been challenged in the New York State courts as being unconstitutional in violation of the New York Constitution, which prohibits commercialized gambling.

         In April 2000, the St. Regis Mohawks announced that Park Place Entertainment Corporation would build and manage a tribal casino in the Catskill Mountains. In May 2000, Park Place Entertainment Corporation agreed to purchase Kutshers Resort for the new St. Regis Mohawks' casino site. In April 2001, a New York State court ruling invalidating compacts allowing Indian casinos in New York put the future of the proposed casino and Turning Stone in doubt. New York State officials plan to appeal the decision. The potential casino is located just 65 miles northwest of New York City and would compete directly with Atlantic City casinos for patrons.

         In the event the New York law is upheld, the Seneca Nation plans to negotiate with New York State to open a casino in Western New York. Approval of the proposed casino would be contingent upon the purchase of additional property that is declared reservation property by the federal government. However, a recent ruling by the federal Interior Department may allow the Seneca Nation to transform its bingo halls into casino-type operations without having to negotiate with New York State.

         Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering the state of New Jersey. Six states have presently legalized riverboat gambling while others are considering its approval, including Delaware. To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition will intensify. In addition, legislation has from time to time been introduced in the New Jersey State Legislature relating to types of statewide legalized gaming such as video games with small wagers.

Gaming Credit Policy

         Resorts extends credit to selected gaming customers, primarily in order to compete with other casino hotels in Atlantic City that also extend credit to customers. Credit play represented 25% of table game volume at Resorts in 2001, 25% in 2000 and 25% in 1999. The credit play percentage of table game volume for the Atlantic City industry was 21% in 2001, 23% in 2000 and 24% in 1999. RIH's gaming receivables, net of allowance for uncollectible amounts, were $5.2 million as of December 31, 2001, $6.9 million as of December 31, 2000 and $4.8 million as of December 31, 1999. The collectibility of gaming receivables has an effect on results of operations and management believes that overall collections have been satisfactory. Atlantic City gaming debts are enforceable under the laws of New Jersey and certain other states, although it is not clear whether other states will honor this policy or enforce judgments rendered by the courts of New Jersey with respect to such debts.

Security Controls

         Gaming at Resorts is conducted by trained personnel and supervised by RIH. Prior to employment, all casino personnel must be licensed under the NJCCA. Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal ties or associations. RIH employs extensive security and internal controls at its casino. Security at Resorts utilizes closed circuit video cameras to monitor the casino floor and money counting areas. The count is observed daily by representatives of NJCCC.

Seasonal Factors

         RIH's business activities are affected by seasonal factors that influence New Jersey tourism. Higher revenues and earnings are typically realized during the middle third of the year.

Employees

         As of December 31, 2001, we had approximately 3,000 employees, including approximately 800 casino employees, 800 food and beverage employees, 200 security employees, 150 administrative support employees, 370 hotel employees, 425 marketing and entertainment employees, 115 facilities employees, 45 parking employees and a senior management team of approximately 12 members. All of our employees have completed our customer service program during which they were taught to function on the highest level of service and professionalism within their specific segment.

         We believe that our employee relations are satisfactory. Approximately 1,300 of our employees are represented by unions. Of these employees, approximately 1,000 are represented by the Hotel Employees and Restaurant Employees International Union Local 54, whose contract was renewed in September 1999 for a term of five years. There are several union contracts covering other union employees.

         All of our casino employees and certain of our hotel employees must be licensed under the New Jersey Casino Control Act, or NJCCA. Casino employees are those employees whose work requires access to the casino, the casino simulcasting facility or restricted casino areas.

Regulation and Gaming Taxes and Fees

         General. Our operations in Atlantic City are subject to regulation under the New Jersey Casino Control Act, or NJCCA, which authorizes the establishment of casinos in Atlantic City, provides for licensing, regulation and taxation of casinos and created the New Jersey Casino Control Commission, or NJCCC, and the Division of Gaming Enforcement to administer the NJCCA. In general, the provisions of the NJCCA concern:

         o the ability, character and financial stability and integrity of casino operators, their officers, directors and employees and others financially interested in a casino;

         o the nature and suitability of hotel and casino facilities, operating methods and conditions; and

         o   financial and accounting practices.

         Gaming operations are subject to a number of restrictions relating to the rules of games, type of games, credit play, size of hotel and casino operations, hours of operation, persons who may be employed, companies which may do business with casinos, the maintenance of accounting and cash control procedures, security and other aspects of the business.

         There were significant regulatory changes in recent years. In addition to the approval of new games, the NJCCA was amended to allow casinos to expand their casino floors before building the requisite number of hotel rooms, subject to approval of the NJCCC. This amendment was designed to encourage hotel room construction by giving casino licensees an incentive and an added ability to generate cash flow to finance hotel construction. Previous law only allowed for casino expansion if a casino built new hotel rooms first. In addition, the maximum casino square footage has been increased from 50,000 square feet to 60,000 square feet for the first 500 qualifying rooms and the current law allows for an additional 10,000 square feet for each additional 100 qualifying rooms over 500, up to a maximum of 200,000 square feet. Future costs of regulation have been reduced as new legislation no longer requires hotel employees to be registered, extends the term for casino and casino key employee license renewals from two years to four years and allows greater efficiency by either reducing or eliminating the time permitted to allow the NJCCC to approve internal controls, patron complimentary programs and the movement of gaming equipment.

         Casino License. A casino license is initially issued for a term of one year and must be renewed annually by action of the NJCCC for the first two renewal periods succeeding the initial issuance of a casino license. The NJCCC may renew a casino license for a period of four years, although the NJCCC may reopen licensing hearings at any time. A license is not transferable and may be conditioned, revoked or suspended at any time upon proper action by the NJCCC. The NJCCA also requires an operations certificate, which, in effect, has a term coextensive with that of a casino license.

         In January 2000, our license was renewed until January 31, 2004.

         Restrictions on Ownership of Equity and Debt Securities. The NJCCA imposes certain restrictions upon the ownership of securities issued by a corporation that holds a casino license or is a holding, intermediary or subsidiary company of a corporate licensee, or collectively, a Holding Company. For example, the sale, assignment, transfer, pledge or other disposition of any security issued by a corporation, which holds a casino license, is conditional, and shall be ineffective if disapproved by the NJCCC. If the NJCCC finds that an individual owner or holder of any securities of a corporate licensee or its Holding Company must be qualified and is not qualified under the NJCCA, the NJCCC has the right to propose any necessary remedial action. In the case of corporate holding companies and affiliates whose securities are publicly traded, the NJCCC may require divestiture of the security held by any disqualified holder who is required to be qualified under the NJCCA.

         In the event that entities or persons required to be qualified refuse or fail to qualify and fail to divest themselves of such security interest, the NJCCC has the right to take any necessary action, including the revocation or suspension of the casino license. If any security holder of the licensee or its holding company or affiliate who is required to be qualified is found disqualified, it will be unlawful for the security holder to:

         o   receive any dividends or interest upon any such securities;

         o exercise, directly or through any trustee or nominee, any right conferred by such securities; or

         o receive any remuneration in any form from the corporate licensee for services rendered or otherwise.

Colony RIH Holdings, Inc.'s, or CRH's, amended and restated certificate of incorporation and Resorts International Hotel and Casino, Inc's, or RIHC's, certificate of incorporation provide that all securities of CRH and securities of RIHC are held subject to the condition that if the holder thereof is found to be disqualified by the NJCCC pursuant to the provisions of the NJCCA, then CRH or we, as the case may be, have the absolute right to repurchase at the lesser of the market price or the purchase price, any security, share or other interest in the corporation.

         Remedies. In the event that it is determined that a licensee has violated the NJCCA, or if a security holder of the licensee required to be qualified is found disqualified but does not dispose of his securities in the licensee or holding company, under certain circumstances the licensee could be subject to fines or have its license suspended or revoked.

         The NJCCA provides for the mandatory appointment of a conservator to operate the casino and hotel facility if a license is revoked or not renewed and permits the appointment of a conservator if a license is suspended for a period in excess of 120 days. If a conservator is appointed, the suspended or former licensee is entitled to a "fair rate of return out of net earnings, if any, during the period of the conservatorship, taking into consideration that which amounts to a fair rate of return in the casino or hotel industry." Under certain circumstances, upon the revocation of a license or failure to renew, the conservator, after approval by the NJCCC and consultation with the former licensee, may sell, assign, convey or otherwise dispose of all of the property of the casino hotel. In such cases, the former licensee is entitled to a summary review of such proposed sale by the NJCCC and creditors of the former licensee and other parties in interest are entitled to prior written notice of the sale.

         License Fees, Taxes and Investment Obligations. The NJCCA provides for casino license renewal fees, other fees based upon the cost of maintaining control and regulatory activities and various license fees for the various classes of employees. In addition, a casino licensee is subject annually to a tax of 8% of gross revenue, as defined under the NJCCA, and license fees of $500 for every slot machine for use or in use in a casino as of the first of July each year. Also, the NJCCA has been amended to create an Atlantic City fund, or the AC Fund, for economic development projects other than the construction and renovation of casino hotels. Beginning with fiscal year 1999/2000 and for the following three fiscal years, an amount equal to the average amount paid into the AC Fund for the previous four fiscal years shall be contributed to the AC Fund. Each licensee's share of the amount to be contributed to the AC Fund is based upon its percentage of the total industry gross revenue for the relevant fiscal year. After eight years, the casino licensee's requirement to contribute to this fund ceases.

         The following table summarizes, for the periods shown, the fees, taxes and contributions assessed upon us by the NJCCC.

                                                                    For the Year Ended December 31,
                                                                    -------------------------------
                                                                        1999       2000       2001
                                                                        ----       ----       ----
                                                                          ($ in thousands)
Gaming tax.......................................................... $17,701    $18,904    $19,433
License, investigation, inspection and other fees...................   3,603      3,891      4,348
Contribution to AC Fund.............................................     307        453        206
                                                                     -------    -------    -------
     Total.......................................................... $21,611    $23,248    $23,987
                                                                     =======    =======    =======

         The amended NJCCA requires a licensee to satisfy its investment obligation by purchasing bonds to be issued by the CRDA or by making other investments authorized by the CRDA, in an amount equal to 1.25% of a licensee's gross revenue. If the investment obligation is not satisfied, then the licensee will be subject to an investment alternative tax of 2.5% of gross revenue. Licensees are required to make quarterly deposits with the CRDA against their current year investment obligations. RIH's investment obligations amounted to $3.0 million for 2001, $2.6 million for 2000 and $2.7 million for 1999, and have been satisfied by deposits made with the CRDA. At December 31, 2001, RIH held $5.0 million face amount of bonds issued by the CRDA and had $21.8 million on deposit with the CRDA. The CRDA bonds issued through 2000 have interest rates ranging from 3.5% to 7.0% and have repayment terms of between 20 and 50 years.

         CRDA Funds. The CRDA is a public body of the State of New Jersey established pursuant to P.L. 1984, c218, as amended and supplemented, or the CRDA Act. Resorts has entered into a Credit Agreement with the CRDA pursuant to the CRDA Act for funding pursuant to NJAC 19:65-1.1 et seq. Pursuant to Resolution 97-90, adopted on April 15, 1997, the expansion was determined to be an "approved project" in accordance with the CRDA Act. As such, through 2008, Resorts will receive funds from the CRDA's Atlantic City Fund and South Jersey Fund of $12.4 million in reimbursement payments for approved invoices connected to the construction of the hotel tower.

         Pursuant to the CRDA Act, funds deposited by Resorts are deposited into several accounts. One of which is the Atlantic City Housing Fund which finances improving Atlantic City housing. As a result of recent appropriations from this dedicated account, Resorts has received a lump sum payment of $1.5 million representing Resorts' share of donations made to the Atlantic City Housing Fund. Resorts will utilize these funds for the expansion project as they are not restricted to housing use.

         Additionally, in exchange for pledging a portion of the proceeds from Resorts' South Jersey Fund to enhance the credit on recently issued CRDA Bonds, the CRDA has agreed to make an amount of up to $1.5 million available to Resorts to fund public improvements, as approved by the CRDA. We intend to dedicate these funds, as approved by the CRDA to public improvement in and around the expansion project.

Item 2.  Properties.

         Casino, Hotel and Related Properties. Our core real estate assets consist of developed land and land available for development in Atlantic City which we either own, lease and/or have an option to purchase.

         Land used in the operation of the casino hotel consists of approximately 11.0 acres and is owned in fee simple, except for approximately
1.2 acres of the Resorts site which are leased pursuant to four ground leases expiring from 2056 through 2067. The 11.0 acres includes approximately 6.0 acres under the Resorts building complex, approximately 3.5 acres of parking lots available for future expansion and approximately 1.0 acre in front of the casino hotel which is utilized for patron valet and related services.

         We also own an approximate 5.5 acre Atlantic Ocean pier site, 2.0 acres of which contained the former Steeplechase Pier. The pier has been removed and we have current federal and state permits to construct a new pier on a portion of the 5.5 acre site, although no decision has been made at this time to develop this location. Atlantic City amended its zoning ordinances to permit casinos, hotel rooms and ancillary amusements on five of the City's pier sites, including our site.

         We have an option to purchase approximately 10.0 acres of real property immediately adjacent to the Resorts site and approximately 2.0 acres of real property located in the Atlantic City metropolitan area pursuant to the Option Agreement, dated April 25, 2001, for a total purchase price of $40.0 million. The Option Agreement has a two-year term, which term may be extended for two additional one-year terms upon the payment of a $2.5 million extension fee payable upon each extension. The initial term of the Option Agreement expires in April 2003. Portions of the option property are zoned for casino hotel use and are available for future expansion. Some of the leased option property is currently utilized as a surface parking lot. Pursuant to the terms of the lease agreement, portions of the option property are leased for a term of two years contemporaneous with the terms of the Option Agreement. The lease agreement is automatically extended for a concurrent term upon the extension of the Option Agreement.

         Other Properties. We also own land adjacent to Delaware Avenue in Atlantic City, a portion of which we utilize for a warehouse operation servicing Resorts.

         Mortgage Properties. All property we currently hold or lease, other than property which is subject to the Option Agreement, is mortgaged for the benefit of Bankers Trust Company as collateral for RIHC's $180.0 million aggregate principal amount of 11 1/2% First Mortgage Notes due 2009.

Item 3.  Legal Proceedings.

         Various legal proceedings are now pending against us. Management considers all such proceedings to be ordinary litigation incident to the operation of its business. Management believes that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

         From time to time, we may be involved in routine administrative proceedings involving alleged violations of certain provisions of the NJCCA. However, management believes that the final outcome of these proceedings will not, either individually or in the aggregate, have a material adverse effect on us or on our ability to otherwise retain or renew any casino or other licenses required under the NJCCA, although no assurances can be given.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On October 1, 2001, the stockholders of CRH ratified by unanimous written consent the terms and provisions of the Colony RIH Holdings, Inc. 2001 Omnibus Stock Incentive Plan and certain option grants for certain executives of CRH.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         No established public trading market exists for either CRH's or RIHC's common equity. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in either of CRH's or RIHC's common equity.

         Presently, CRH has two holders of record of each of its class A common stock, par value $.01per share, and class B common stock, par value $.01 per share. RIHC has one holder of record of its common stock, par value $.01 per share.

         Neither CRH nor RIHC pays or anticipates paying in the foreseeable future any dividends on their common equity. Under the terms of the Disbursement Agreement, dated March 22, 2002, funds remaining in the liquidity disbursement account, after the financial statements for the four fiscal quarter period ending December 31, 2004 have been delivered and the required disbursements under the agreement have been made, may be divended to CRH. The Indenture, dated March 22, 2002, contains restrictions on the payment of dividends or other distributions by RIHC and its restricted subsidiaries. In addition, Section 1.05 of the NJCCA prohibits CRH from paying dividends to any person who is disqualified by the NJCCC.

         Since March 7, 2001, CRH's date of incorporation, CRH has issued the following securities without registration pursuant to Section 4(2) of the Securities Act:

         o In April 2001, CRH issued 19,950 shares of class A common stock to Colony RIH Voteco, LLC, or Voteco, at a cash price of $0.0475 per share for a total price of $950;

         o In April 2001, CRH issued 403,740 shares of class B common stock to Colony Investors IV, L.P., or Colony IV, at a cash price of $100 per share for a total price of $40,374,000;

         o In April 2001, CRH issued 1,050 shares of class A common stock at a cash price of $0.0475 per share and 21,250 shares of class B common stock to Mr. Ribis at a cash price of $100 per share for a total price of $2,125,050;

         o In April 2001, CRH granted Mr. Ribis options to purchase 1,105 shares of class A common stock at a price of $0.0475 per share and 22,368 shares of class B common stock at a price of $100 per share;

         o In October 2001, CRH granted Audrey Oswell options to purchase 205 shares of class A common stock at a price of $0.0475 per share and 4,153 shares of class B common stock at a price of $100 per share;

         o In October 2001, CRH granted Joseph A. D'Amato options to purchase 171 shares of class A common stock at a price of $0.0475 per share and 3,459 shares of class B common stock at a price of $100 per share;

         o In October 2001, CRH granted Nicholas R. Amato, Rosalind Krause and Alan J. Rivin options to purchase 77 shares of class A common stock at a price of $0.0475 per share and 1,556 shares of class B common stock at a price of $100 per share;

         o In March 2002, CRH issued 16,430 shares of class A common stock to Voteco at a cash price of $0.0475 per share for a total price of $780.43;

         o In March 2002, CRH issued 332,492 shares of class B common stock to Colony IV at a cash price of $100 per share for a total price of $33,249,200; and

         o In March 2002, CRH issued 865 shares of class A common stock at a cash price of $0.0475 per share and 17,500 shares of class B common stock to Mr. Ribis at a cash price of $100 per share for a total price of $1,750,041.09.

         Since October 24, 2000, RIHC's date of incorporation, RIHC has issued the following securities without registration pursuant to Section 4(2) of the Securities Act:

         o In October 2000, RIHC issued 100 shares of common stock to Colony IV at a cash price of $.01 per share for a total price of $1.00;

         o In April 2001, Colony IV transferred the shares of common stock of RIHC to CRH, pursuant to the terms of a Securities Purchase Agreement between Colony IV and CRH, dated April 25, 2001; and

         o In March 2002, RIHC sold $180.0 million aggregate principal amount of 11 1/2% First Mortgage Notes due 2009 at a price of 97.686% yielding $175,800,000 in cash.

Item 6.  Selected Financial Data.

         The following table sets forth the selected financial data of Colony RIH Holdings, Inc. ("CRH") and its Predecessor, Resorts International Hotel, Inc. ("RIH") as of and for each of the periods indicated. The selected financial data of RIH as of December 31, 2000, 1999, 1998, and 1997 and for each of the years then ended are derived from RIH's financial statements, which have been audited by Arthur Andersen LLP. The summary financial data of RIH for the period from January 1, 2001 to April 24, 2001 (pre-acquisition period) are derived from RIH's financial statements, which have been audited by Ernst & Young LLP. The selected financial data of CRH as of December 31, 2001 and for the period from April 25, 2001 to December 31, 2001 (post-acquisition period) are derived from CRH's financial statements, which have been audited by Ernst & Young LLP.




                                                           Year Ended December 31,                Period from        Period from
                                                           -----------------------              January 1, 2001   April 25, 2001 to
                                                 1997         1998         1999         2000   to April 24, 2001  December 31, 2001
                                                 ----         ----         ----         ----   ----------------   -----------------
                                            (Predecessor) (Predecessor)(Predecessor)(Predecessor) (Predecessor)     (Successor)
Revenues:                                                                     ($ in thousands)
Casino .....................................   $227,574      $219,854     $210,758     $224,259      $68,220          $156,999
Lodging ....................................     16,514        16,148       15,160       16,412        3,996            10,083
Food and beverage ..........................     27,085        26,692       25,512       26,039        6,977            17,880
Other ......................................     11,344        11,460        8,076        4,973        1,523             4,168
Less casino promotional allowances .........    (28,465)      (28,295)     (26,632)     (25,288)      (7,510)          (18,908)
                                               --------      --------     --------     --------      -------          --------
    Total net revenues .....................    254,052       245,859      232,874      246,395       73,206           170,222
Costs and Expenses:
Casino .....................................   $136,977      $131,673     $141,803     $146,324      $42,234          $ 96,403
Lodging ....................................      3,036         3,454        2,929        4,186          913             1,970
Food and beverage ..........................     15,973        16,638       15,401       14,716        3,639             9,124
Other operating ............................     33,045        30,509       28,762       25,668        8,293            16,680
Selling, general and administrative ........     37,988        37,513       35,568       37,727       10,532            21,817
Depreciation and amortization ..............     14,452        14,722       16,737       17,034        5,325             5,412
Preopening .................................       --            --          5,398         --           --                --
                                               --------      --------     --------     --------      -------          --------
    Total costs and expenses ...............    241,471       234,509      246,598      245,655       70,936           151,406

Operating income (loss) ....................     12,581        11,350      (13,724)         740        2,270            18,816
Interest expense, net ......................    (15,509)      (16,861)     (19,639)     (23,146)      (7,163)           (5,625)
Other expenses .............................       --            --           --           --           --                (408)
                                               --------      --------     --------     --------      -------          --------
Income (loss) before income taxes ..........     (2,928)       (5,511)     (33,363)     (22,406)      (4,893)           12,783
Provision for income Taxes .................       --            --           --           --           --               5,046
                                               --------      --------     --------     --------      -------          --------
Income (loss) before extraordinary item ....     (2,928)       (5,511)     (33,363)     (22,406)      (4,893)            7,737
Extraordinary item .........................     (2,957)         --           --           --           --                --
                                               --------      --------     --------     --------      -------          --------
    Net income (loss) ......................   $ (5,885)     $ (5,511)    $(33,363)    $(22,406)     $(4,893)         $  7,737
                                               ========      ========     ========     ========      =======          ========


                                                                                          December 31,
                                                                                          ------------
                                                                    1997         1998          1999         2000        2001
                                                                    ----         ----          ----         ----        ----
                                                                (Predecessor)(Predecessor)(Predecessor) (Predecessor)(Successor)
                                                                                        ($ in thousands)
Balance Sheet Data:
Cash and cash equivalents ....................................    $ 43,250     $ 23,357      $ 14,541     $ 21,453   $ 15,363
Total assets .................................................     391,589      386,622       417,251      410,971    179,144
Long-term debt, net ..........................................     205,925      205,940       272,374      278,337     88,502
Stockholders' equity .........................................     119,148      113,637        79,901       57,495     48,429

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The financial information contained in "--Results of Operations" and "--Liquidity" provides a comparison of the combination of CRH and RIH in the current year to that of RIH in the prior year. CRH is a successor company to RIH and accordingly is on a different basis of accounting than RIH; however, we believe amounts included in revenue and certain costs and expenses are comparable.

        Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that offset the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Overview

        Colony RIH Holdings, Inc., or CRH, was formed at the direction of Colony Investors IV, L.P., or Colony IV, an affiliate of Colony Capital, LLC, or Colony Capital, of Los Angeles, California, on March 7, 2001. CRH is owned by Colony IV, Colony RIH Voteco, LLC, another affiliate of Colony Capital, and Nicholas L. Ribis, the Director, Vice President and Secretary of both CRH and RIHC. Resorts International Hotel and Casino, Inc., or RIHC, is a wholly-owned subsidiary of CRH and was formed at the direction of Colony IV on October 24, 2000. Resorts International Hotels, Inc., or RIH, is RIHC's wholly-owned subsidiary. RIH owns and operates Resorts Atlantic City, a casino hotel in Atlantic City, New Jersey.

RIH Acquisition

        RIHC entered into a Purchase Agreement with Sun International North America, Inc., or SINA, and GGRI, Inc., dated as of October 30, 2000. Pursuant to the Purchase Agreement, we acquired all of the capital stock of RIH, all of the capital stock of New Pier Operating Company, Inc., or New Pier, and certain related assets, on April 25, 2001. The acquisition of the capital stock of RIH, the capital stock of New Pier and the assets is referred to herein as the "Acquisition." Prior to the completion of the Acquisition on April 25, 2001, CRH and RIHC had conducted no business other than in connection with the Purchase Agreement, and the related Credit Facility.

Renovation of Resorts

        Several significant events have affected the operating results of Resorts since 1999. Prior to our purchase of Resorts, SINA implemented a substantial renovation of the Ocean Tower, casino floor, hotel porte cochere and lobby area. The renovation adversely impacted gaming operations for much of 1999 as large portions of the gaming floor were closed during the renovation period from February 1999 through June 1999. Although the renovation significantly improved the facility's appearance and functionality, several factors relating to the renovation, such as the decommissioning of gaming space, adversely impacted Resorts' performance in 1999. SINA was only partially successful in regaining the customers lost during this period. SINA also raised slot hold percentages well above Atlantic City market averages during this period which when combined with unfocused marketing resulted in a significant drop in overall slot revenue.

Management Initiatives

        Our management team joined Resorts in February 2000 and subsequently put into practice a number of successful initiatives that took effect between six and twelve months after their implementation and we believe we will continue to realize the benefits of these initiatives in 2002. Such initiatives included: shifting marketing focus to mid-level slot customers and mid- to high-level table game customers, completely reengineering our customer database, lowering slot hold percentages to market norms, implementing direct marketing programs and a new slot club, discontinuing several unsuccessful promotions, adding a new bus center and expanding our gaming floor. The results of such initiatives are reflected in the significant improvement in our operating results beginning in the third quarter of 2000 to present.

The Expansion

        In July 2002, we plan to begin the construction process of building a new 27-story hotel tower with approximately 400 hotel rooms and suites and a corresponding expansion of our gaming floor. Following completion of construction and subject to the approval of the New Jersey Casino Control Commission, or the NJCCC, we plan to have approximately 99,000 square feet of gaming space and approximately 3,140 slot machines. In addition, we plan to relocate and expand our lobby and porte cochere areas. We expect that the expansion will be completed approximately 24 months from commencement. The expansion is budgeted to cost approximately $115.5 million.

Results of Operations

Comparison of Years Ended December 31, 2001 and 2000

         Revenues. Gaming revenues were $225.2 million, an increase of $0.9, or
0.4 % from gaming revenues for the comparable 2000 period of $224.3 million.

         Slot revenues were $157.3 million for the year ended December 31, 2001, an increase of $5.3 million, or 3.5% from the comparable 2000 period. Slot handle for 2001, or the dollar amounts wagered, increased $246.7 million, or 12.8%, while the 2001 net slot hold declined to 7.2% from the 2000 net slot hold of 7.9%. In 2001, RIH benefited from the continuation of its effective marketing programs commenced in 2000 and from new marketing initiatives started in 2001. The decline in the net slot hold results from RIH maintaining its competitive position within the Atlantic City market.

         Table game revenues were $64.8 million for the year ended December 31, 2001, a decline of $4.8 million, or 6.9%, from $69.6 million from the comparable 2000 period. This decrease resulted from a decline in the net table game hold to 14.4% for the year ended December 31, 2001, from 14.9% for the comparable 2000 period, and a decline in the dollar amount of chips purchased of $17.2 million, or 3.7%, to $449.8 million for the year ended December 31, 2001 from the comparable 2000 period of $467.0 million.

         Simulcast revenues were $3.1 million for the year ended December 31, 2001, an increase of $367,000, or 13.6% from the comparable 2000 period.

         Lodging revenues were $14.1 million for the year ended December 31, 2001, a decrease of $2.3 million, or 14.2% from the comparable 2000 period. Lodging revenues declined as the average room rate decreased $11.76, or 14.6%, from the comparable 2000 period. This is attributable to our decision to decrease the complimentary room rate to be more competitive within the Atlantic City marketplace for preferred gaming guests. Overall room occupancy for 2001 remained flat at 89.0% compared to the 2000 period.

         Food and beverage revenues declined $1.2 million, or 4.5%, for the year ended December 31, 2001, from the comparable 2000 period. The average guest check remained relatively constant between the periods, and the number of covers declined in the 2001 period by 74,000, or 4.8% from the comparable 2000 period. This decline resulted from our decisions to both limit days and hours of operations of certain restaurants.

         Other revenues including entertainment and miscellaneous items were $5.7 million for the year ended December 31, 2001, an increase of $700,000, or 14.4% over the comparable 2000 period. The increase is attributable to higher entertainment revenues due to the offering of more headliner acts targeted to our gaming patron.

         Gaming Costs and Expenses. Gaming costs and expenses were $138.6 million for the year ended December 31, 2001, a decrease of $7.7 million, or 5.3%, from the comparable 2000 period. This decrease is principally attributable to reduced promotional marketing costs.

         Lodging costs and expenses were $2.9 million for the year ended December 31, 2001, a decrease of $1.3 million, or 31.1% from the comparable 2000 period. This decrease is primarily due to reduced promotional expenses and operating efficiencies.

         Food and beverage costs were $12.8 million for the year ended December 31, 2001, a decline of $2.0 million, or 13.3% from the comparable 2000 period. This decrease is caused by lower food and beverage product cost associated with reduced revenues and operating efficiencies.

         Selling, general and administrative expenses were $32.3 million for the year ended December 31, 2001, a decrease of $5.4 million, or 14.3% from the comparable 2000 period. This reduction is caused by the elimination of management fees as of October 1, 2000 and lower real estate taxes.

         Depreciation and amortization expenses were $10.7 million for the year ended December 31, 2001, a decrease of $6.3 million, or 37.1%, from the comparable 2000 period. This decrease is due to the reduction in the basis of the assets as a result of the Acquisition.

         Interest expense, net of amortization and interest income, was $12.8 million for the year ended December 31, 2001, a decrease of $10.3 million, or 44.6% from the comparable 2000 period. This reduction is attributable to a lower level of debt as a result of the Acquisition and reduced effective interest rate on borrowings.

Comparison of Years Ended December 31, 2000 and 1999

         Revenues. Gaming revenues were $224.3 million for the year ended December 31, 2000, an increase of $13.5 million, or 6.4%, from gaming revenues for the comparable 1999 period of $210.8 million. All sources of gaming revenues showed increases for this period.

         Slot revenues were $152.0 million for the year ended December 31, 2000, an increase of $5.3 million, or 3.6%, from the comparable 1999 period. This was due to an increase in slot handle, or dollar amounts wagered, of $241.1 million, or 14.3%, to $1,924.6 million, partially offset by a decrease in the net slot hold percentage to 7.9% for the year ended December 31, 2000 from 8.7% for the comparable 1999 period. In 2000, RIH instituted several effective marketing initiatives that had a favorable impact on slot revenues.

         Table game revenues were $69.6 million for the year ended December 31, 2000, an increase of $7.6 million, or 12.3%, from table game revenues of $62.0 million for the comparable 1999 period. This increase resulted from an increase in the net table game hold percentage to 14.9% for the year ended December 31, 2000, from 13.6% for the comparable 1999 period and higher table game drop, or the dollar amount of chips purchased, of $12.2 million, or 2.7%, to $467.0 million for the year ended December 31, 2000, from $454.8 million for the comparable 1999 period.

         Simulcast revenues were $2.7 million for the year ended December 31, 2000, an increase of $700,000, or 36.0%, from the comparable 1999 period.

         Room revenues were $16.4 million for the year ended December 31, 2000, an increase of $1.2 million, or 7.9%, from the comparable 1999 period. Room revenues increased due to higher occupancy and average room rate. Room occupancy was 87.2% for the year ended December 31, 2000, an increase of 3.5% over the comparable 1999 period. The average room rate was $80.77 for the year ended December 31, 2000, an increase of $3.25, or 4.2%, over the comparable 1999 period. The higher occupancy resulted from increased emphasis on using the hotel to support gaming operations.

         Other revenues including entertainment and miscellaneous items were $5.0 million for the year ended December 31, 2000, a decrease of $3.1 million, or 38.3%, from the comparable 1999 period. Entertainment revenues were $1.5 million for the year ended December 31, 2000, a decrease of $3.5 million from the comparable 1999 period due to a reduction in the number of headliner acts from the prior year.

         Gaming Costs and Expenses. Gaming costs and expenses were $146.3 million for the year ended December 31, 2000, an increase of $4.5 million, or 3.2%, from the comparable 1999 period. This increase represents higher costs attributable to increased gaming revenues compared to the prior year, principally labor costs and casino win tax.

         Lodging costs and expenses were $4.2 million for the year ended December 31, 2000, an increase of $1.3 million, or 44.8%, from the comparable 1999 period. This increase is directly attributable to increased occupancy compared to the prior year.

         Selling, general and administrative costs were $37.7 million for the year ended December 31, 2000, an increase of $2.1 million, or 5.9%, from expenses of $35.6 million for the comparable 1999 period. This increase is a result of increased promotional marketing expenditures.

         Interest expense, net of amortization and interest income, was $23.1 million for the year ended December 31, 2000, an increase of $3.5 million, or 17.9%, from the comparable 1999 period. This increase is directly attributable to a higher level of advances from SINA's credit facility.

Liquidity

         Our principal source of liquidity is cash flow from operations. For the year ended December 31, 2001, cash flow from operations approximated $14.7 million, compared to cash used by operations of $3.7 million for the comparable 2000 period. Since April 25, 2001, we also had available for our use a five-year term revolving credit facility of $10.0 million, of which $4.0 million was borrowed as of December 31, 2001. We repaid the outstanding balance under our revolving credit facility with available cash as of March 19, 2002.

         We expended $12.8 million in capital expenditures in the aggregate for the year ended December 31, 2001, including $5.6 million to convert Club 1133 into a slot parlor with 257 slot machines (which was completed June 30, 2001), and the purchase of additional slot machines, ordinary maintenance and other property improvements, and $1.4 million for development plans for a new hotel tower.

         Our cash and cash equivalents at December 31, 2001, were $15.4 million as compared to $21.5 million at December 31, 2000. This decrease is attributable to our continued emphasis on improving our competitive slot position including the opening of a new slot area and the purchase of slot machines, no mandatory principle payments in 2000, payment in 2000 of certain interest expense on our indebtedness by our previous parent company, and the payment of income taxes in 2001. A portion of the unrestricted cash and cash equivalents is required for the day-to-day operations of Resorts, which includes approximately $10.0 million of currency and coin on-hand for casino and hotel operations. This amount varies by days of the week, holidays, and seasons. Due to the change in debt following our acquisition of RIH, our long-term debt decreased from $278.3 million at December 31, 2000 to $88.5 million at December 31, 2001. Our total debt at December 31, 2001 primarily consisted of $74.7 million of borrowings under our senior credit facility, and $18.0 million in subordinate notes issued to SINA by our parent company. On March, 22, 2002, RIHC sold $180.0 million aggregate principal amount of 11 1/2% First Mortgage Notes due 2009, which produced net proceeds of approximately $168.8 million after deducting the offering discount and estimated fees and expenses of the offering. We used a portion of the net proceeds to repay all of our outstanding senior notes and subordinated notes. RIHC deposited $89.4 million of the net proceeds into a construction disbursement account. These funds will be used for the development, construction and opening of the new hotel tower, upon satisfaction of certain conditions set forth in the Disbursement Agreement, dated March 22, 2002.

         In connection with the closing of RIHC's note offering, RIHC's existing stockholders purchased $35.0 million of CRH's equity. CRH contributed the proceeds of the equity sale to RIHC simultaneously with the closing of the offering. RIHC deposited $10.0 million of the proceeds into a liquidity disbursement account. These funds will be used for working capital in the event RIHC's Adjusted Consolidated EBITDA for any four fiscal quarter period ending on or prior to December 31, 2004 is less than $28.0 million. At the end of the measurement period referred to in the previous sentence, RIHC will be permitted to secure a release of any unutilized amount in the liquidity disbursement account for use in its business or to fund a dividend to CRH to return such unutilized amount to CRH's stockholders.

         RIHC intends to enter into a $20.0 million equipment note and a $10.0 million revolving credit facility. RIHC intends to use $14.8 million of the equipment note to purchase furniture, fixtures and equipment for Resorts' new hotel tower and gaming equipment, which is sometimes referred to herein as the FF&E facility. RIHC expects that the equipment note will be for a five year term and that the equipment note will require it to pay the principal in equal monthly amounts over the term of the note, and will be collateralized by the equipment purchased, including hotel furniture and fixtures installed in the new hotel tower. RIHC expects that the revolving credit facility will provide a line of credit up to $10.0 million. RIHC is currently negotiating the terms of the equipment note and revolving credit facility with potential lenders, however there can be no assurances that RIHC will enter into the equipment note or revolving credit facility.

         The New Jersey Casino Reinvestment Development Authority, or the CRDA, will reimburse our construction expenses for the construction of our new hotel tower in the amount of $9.8 million through 2003. Additionally, we will receive an additional $2.7 million payable at the rate of approximately $500,000 per year for the years 2004 through 2008 for reimbursements of expenses relating to the construction of the hotel tower. The CRDA will make an additional $1.5 million available to us for expenses incurred in connection with public improvements relating to the construction of the new hotel tower. In March 2002, Resorts received a lump sum payment of $1.5 million representing Resorts' share of donations made to the Atlantic City Housing Fund. Resorts will utilize these funds for the expansion project as they are not restricted to housing use. See "Business--Regulation and Gaming Taxes and Fees--CRDA Funds."

         We believe that our existing cash and projected operating cash flows will be sufficient to meet the cash requirements of our existing operations, including maintenance, capital improvements and debt service requirements, for the next twelve months and the foreseeable future thereafter. We currently believe that cash requirements of our existing operations beyond the next twelve months and the foreseeable future thereafter will consist of costs relating to construction of the hotel tower, debt service requirements and capital improvements and replacements in the ordinary course of business, which we expect to be met by the proceeds of the notes sold by RIHC in March 2002, existing cash, cash flows from operations, the equipment note and our new revolving credit facility, which we intend to enter into prior to commencement of construction.

Capital Expenditures and Resources

         In 2001, we invested $12.8 million in capital expenditures, which included $5.6 million for the conversion of a closed nightclub into a slot parlor with 257 slot machines, additional slot machines to maintain a current product offering, normal property maintenance, and development costs for the new hotel tower.

         In 2000, we invested $11.7 million in capital expenditures, which included $3.5 million for the construction of a nine-bay bus transportation center. Other capital expenditures included the purchase of approximately 280 slot machines, computer equipment and upgrades to key systems.

         In 1999, we invested $41.9 million in capital expenditures, including completing the renovation of Resorts. The construction included extensive renovations to the casino floor, hotel lobby, guestrooms and suites, room corridors, restaurants, the hotel porte cochere and public areas. In addition, three new restaurants were created, replacing two older restaurants and a VIP player lounge was constructed. In addition we purchased 343 slot machines and leased 257 slot machines. Other expenditures consisted of various building improvement projects and computer upgrades.

         In November 2002, we will begin construction of a new hotel tower on the site of our existing 166 room Atlantic City Tower. The expansion will add a 27-story hotel tower with approximately 400 hotel rooms and suites. Subject to the approval of the NJCCC, the project will add approximately 14,000 square feet of additional gaming space, and 570 slot machines. We anticipate that the pre-construction process will start as soon as July 1, 2002 and the construction of the new hotel tower will start as soon as November 1, 2002. This project is subject to many variables, including financing, regulatory and governmental approvals and typical delays associated with construction. We can give no assurances as to when this expansion project will commence or if the project will be completed. On March 22, 2002, RIHC closed the offering of $180.0 million aggregate principal amount of 11 1/2% First Mortgage Notes due 2009 to finance the construction. RIHC intends to enter into a $20.0 million furniture, fixture and equipment facility and a $10.0 million revolving credit facility. We intend to use $14.8 million of the equipment note to purchase furniture, fixtures and equipment for our new hotel tower and gaming equipment. We are currently negotiating the terms of the equipment note and revolving credit facility with potential lenders, however there can be no assurances that we will enter into the equipment note or revolving credit facility.

Quarterly Results of Operations

         The following table sets forth certain of our unaudited financial information on a quarterly basis:

                                                    First          Second           Third         Fourth
                                                   Quarter         Quarter         Quarter        Quarter
                                                   -------         -------         -------        -------
                                                (Predecessor)   (Predecessor)   (Predecessor)  (Predecessor)
                                                                    ($ in thousands)
2000
Revenues .....................................    $ 54,562         $65,185          $71,506      $55,142
Operating income (loss) ......................      (4,894)          1,455            5,167         (988)
Net income (loss) ............................    $(10,612)        $(4,133)         $(1,496)     $(6,165)

                                                Period From     Period From April 25,
                                    First      April 1, 2001        2001 to June      Third       Fourth
                                   Quarter    to April 24, 2001       30, 2001       Quarter      Quarter
                                   -------    -----------------       --------       -------      -------
                                (Predecessor)   (Predecessor)        (Successor)   (Successor)  (Successor)
                                                                   ($ in thousands)
2001
Revenues .......................   $55,803         $17,403             $45,447       $68,853      $55,922
Operating income (loss) ........       186           2,084               5,285        11,410        2,121
Net income (loss) ..............   $(5,510)        $   617             $ 2,138       $ 5,443      $   156

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Interest Rate Risk. Our exposure to interest rate arises principally from the variable rates associated with our credit facilities. The interest on borrowings are based, at our option, at LIBOR plus 3.5% per annum or at an alternative base rate, or ABR, plus 2.5% per annum for Term Loan A and the existing revolving credit facility and LIBOR plus 4.5% or the ABR rate plus 3.5% per annum for Term Loan B. As of December 31, 2001, we had borrowings of $78.7 million under our credit facility that was subject to these variable rates, with a blended rate of 6.6%. As of December 31, 2001, an adverse change of 1.0% in interest rate on all such borrowings outstanding would have caused us to incur an increase in annual interest expense of $787,000.

         As of December 31, 2001, we had entered into two separate collar agreements covering $27.0 million of our senior notes. The collar agreements assist us to manage our exposure to interest rate changes. The collars are for $18.3 million and $8.7 million, and have floor rates of 2.72% and 2.64% respectively. Both collars have a cap of 5.5%.

         On March 22, 2002, we closed a note offering and used the proceeds to repay all of our outstanding senior notes and terminated our interest rate collar agreements. With the completion of the refinancing on March 22, 2002, a significant portion of our debt is fixed interest rate debt. The only exception will be our $10.0 million revolving credit facility which we expect to enter into prior to the commencement of construction.

Item 8.  Financial Statements and Supplementary Data.

                          INDEX TO FINANCIAL STATEMENTS

    Colony RIH Holdings, Inc.

    Reports of Independent Auditors ......................................................................................   21

    Consolidated Balance Sheets at December 31, 2001 and 2000 (Predecessor) ..............................................   22

    Consolidated Statements of Operations for the period from April 25, 2001 to
      December 31, 2001, the period from January 1, 2001 to April 24, 2001
      (Predecessor) and the years ended December 31, 2000 and 1999 (Predecessor) .........................................   23


    Consolidated Statements of Cash Flows for the period from April 25, 2001 to
      December 31, 2001, the period from January 1, 2001 to April 24, 2001
      (Predecessor) and the years ended December 31, 2000 and 1999 (Predecessor) .........................................   24


    Consolidated Statements of Changes of Shareholders' Equity for the period from April 25, 2001 to December 31,
      2001 and the period from January 1, 2001 to April 24, 2001 (Predecessor) and the years ended December 31,
      2000 and 1999 (Predecessor) ........................................................................................   25

    Notes to Consolidated Financial Statements ...........................................................................   26

    Financial Statement Schedule--Schedule II Valuation and Qualifying Accounts ..........................................   36

    Resorts International Hotel and Casino, Inc.

    Reports of Independent Auditors ......................................................................................   37

    Consolidated Balance Sheets at December 31, 2001 and 2000 (Predecessor) ..............................................   39

    Consolidated Statements of Operations for the period from April 25, 2001 to
      December 31, 2001, the period from January 1, 2001 to April 24, 2001
      (Predecessor) and the years ended December 31, 2000 and 1999 (Predecessor) .........................................   40


    Consolidated Statements of Cash Flows for the period from April 25, 2001 to
      December 31, 2001, the period from January 1, 2001 to April 24, 2001
      (Predecessor) and the years ended December 31, 2000 and 1999 (Predecessor) .........................................   41


    Consolidated Statements of Changes of Shareholder's Equity for the period from April 25, 2001 to December 31,
      2001 and the period from January 1, 2001 to April 24, 2001 (Predecessor) and the years ended December 31,
      2000 and 1999 (Predecessor) ........................................................................................   42

    Notes to Consolidated Financial Statements ...........................................................................   43

     Financial Statement Schedule--Schedule II Valuation and Qualifying Accounts .........................................   53

    All other schedules called for under Regulation S-X are not submitted because they are not applicable, not required, or because the required information is not material, or is included in the financial statements or notes thereto.

                         Report of Independent Auditors

Board of Directors
Colony RIH Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Colony RIH Holdings, Inc. ("the Company") as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the period from April 25, 2001 to December 31, 2001 (post-acquisition period) and the consolidated statements of operations, shareholders' equity, and cash flows of Resorts International Hotel, Inc. (Predecessor) for the period from January 1, 2001 to April 24, 2001 (pre-acquisition period). Our audits also included the financial statement schedule listed in the Index to Financial Statements. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colony RIH Holdings, Inc. at December 31, 2001, and the consolidated results of its operations and its cash flows for the post-acquisition period from April 25, 2001 to December 31, 2001 in conformity with accounting principles generally accepted in the United States. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of Resorts International Hotel, Inc. for the pre-acquisition period from January
1, 2001 to April 24, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 2001 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
  February 1, 2002, except for
  Note 15, as to which the date
  is March 22, 2002

                            COLONY RIH HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                     December 31,
                                                                                     ------------
                                                                                  2001         2000
                                                                                  ----         ----
                                                                               (Successor)(Predecessor)
Assets
Current assets
    Cash and cash equivalents ..................................................  $15,363       $21,453
    Receivables, net ...........................................................    8,273         9,142
    Inventories ................................................................    1,536         2,006
    Prepaid expenses and other current assets ..................................    2,818         1,934
    Deferred income taxes ......................................................    2,524           --
                                                                                 --------      --------
    Total current assets .......................................................   30,514        34,535
Property and equipment, net ....................................................  126,139       257,778
Deferred charges and other assets ..............................................   22,491        23,567
Goodwill, net of amortization ..................................................     --          95,091
                                                                                 --------      --------
Total assets ................................................................... $179,144      $410,971
                                                                                 ========      ========
Liabilities and Shareholders' Equity
Current liabilities
    Current maturities of long-term debt .......................................  $10,229        $  581
    Accounts payable ...........................................................    5,746         5,405
    Accrued interest payable ...................................................    1,227         1,648
    Accrued interest payable to affiliates .....................................      --          5,300
    Accrued expenses and other current liabilities .............................   21,274        26,748
                                                                                 --------      --------
Total current liabilities ......................................................   38,526        39,682
Notes payable to affiliates, net of unamortized discounts ......................      --        199,337
Long-term debt, less current portion ...........................................   88,502        79,000
Deferred income taxes ..........................................................    1,349        35,457
Redeemable common stock ........................................................    2,338           --
                                                                                 --------      --------
Total liabilities ..............................................................  130,715       353,476
Shareholders' equity
    Common stock:
         Class A--$.01 par value, 600,000 shares authorized, 21,000 shares
             issued and outstanding ............................................      --            --
         Class B--$.01 par value, 500,000 shares authorized, 424,990 shares
             issued and outstanding ............................................        4           --
         RIH--$1 par value, 1,000,000 shares issued and outstanding ............      --          1,000
Capital in excess of par .......................................................   40,750       123,660
Retained earnings (accumulated deficit) ........................................    7,524       (67,165)
Accumulated other comprehensive income .........................................      151           --
                                                                                 --------      --------
Total shareholders' equity .....................................................   48,429        57,495
                                                                                 --------      --------
Total liabilities and shareholders' equity ..................................... $179,144      $410,971
                                                                                 ========      ========


See accompanying notes

                            COLONY RIH HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)


                                             Period from Period from
                                              April 25,   January 1,
                                               2001 to      2001 to     Year ended December 31,
                                             December 31,  April 24,    -----------------------
                                                2001         2001         2000          1999
                                                ----         ----         ----          ----
                                             (Successor) (Predecessor)(Predecessor)(Predecessor)
Revenue:
    Casino .................................   $156,999      $68,220     $224,259      $210,758
    Lodging ................................     10,083        3,996       16,412        15,160
    Food and beverage ......................     17,880        6,977       26,039        25,512
    Other ..................................      4,168        1,523        4,973         8,076
    Less: promotional allowances ...........    (18,908)      (7,510)     (25,288)      (26,632)
                                               --------      -------     --------      --------
    Total net revenue ......................    170,222       73,206      246,395       232,874
                                               --------      -------     --------      --------

Costs and expenses:
    Casino .................................     96,403       42,234      146,324       141,803
    Lodging ................................      1,970          913        4,186         2,929
    Food and beverage ......................      9,124        3,639       14,716        15,401
    Other operating ........................     16,680        8,293       25,668        28,762
    Selling, general, and administrative ...     21,817       10,532       37,727        35,568
    Depreciation and amortization ..........      5,412        5,325       17,034        16,737
    Preopening .............................       --           --           --           5,398
                                               --------      -------     --------      --------
    Total costs and expenses ...............    151,406       70,936      245,655       246,598
                                               --------      -------     --------      --------
Income (loss) from operations ..............     18,816        2,270          740       (13,724)
Interest income ............................        594          510        1,557         1,360
Interest expense ...........................     (6,219)      (7,673)     (24,703)      (20,999)
Other expense ..............................       (408)        --                         --
                                               --------      -------     --------      --------
Income (loss) before income taxes ..........     12,783       (4,893)     (22,406)      (33,363)
Provision for income taxes .................      5,046         --           --            --
                                               --------      -------     --------      --------
Net income (loss) ..........................   $  7,737      $(4,893)    $(22,406)     $(33,363)
                                               ========      =======     ========      ========

See accompanying notes.

                            COLONY RIH HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                         Period from   Period from
                                                                           April 25,   January 1,
                                                                            2001 to      2001 to
                                                                         December 31,   April 24,    Year ended December 31,
                                                                             2001         2001         2000          1999
                                                                             ----         ----         ----          ----
                                                                          (Successor) (Predecessor)(Predecessor)(Predecessor)
Cash Flows from Operating Activities
Net income (loss) ......................................................     $ 7,737     $ (4,893)    $(22,406)     $(33,363)
Adjustments to reconcile net income (loss) to net cash provided by (used
  in) operating activities:
    Depreciation and amortization ......................................       4,752        5,038       16,218        16,137
    Amortization of debt premiums, discounts and issuance costs ........         340          203          606           428
    Provision for doubtful receivables .................................       1,038          517        1,160         1,465
    Provision for discount on CRDA obligations, net of amortization ....         660          287          799           587
    Paid in kind interest on Seller Note ...............................         518         --           --            --
    Stock compensation costs ...........................................          88         --           --            --
    Net loss on dispositions of property and equipment .................        --           --            716          --
    Changes in operating assets and liabilities:
         Net (increase) decrease in receivables ........................      (2,407)         684       (3,782)       (2,621)
         Net (increase) decrease in inventories and prepaid expenses and
          other current assets .........................................         731       (1,600)         568        (1,323)
         Net (increase) decrease in deferred charges and other assets ..      (1,218)          65         (198)          (19)
         Net increase (decrease) in accounts payable and accrued expenses     (6,394)       2,837        2,577        (1,734)
         Net increase in interest payable to affiliates                         --          5,700         --            --
                                                                           ---------      -------     --------      --------
Net cash provided by (used in) operating activities ....................       5,845        8,838       (3,742)      (20,443)
                                                                           ---------      -------     --------      --------
Cash flows from investing activities
Purchases of property and equipment ....................................     (11,577)      (1,229)     (11,692)      (41,906)
Purchase of RIH, net of cash acquired ..................................     (97,004)        --           --            --
CRDA deposits and bond purchases .......................................      (1,658)      (1,332)      (2,604)       (2,746)
                                                                           ---------      -------     --------      --------
Net cash used in investing activities ..................................    (110,239)      (2,561)     (14,296)      (44,652)
                                                                           ---------      -------     --------      --------
Cash flows from financing activities
Proceeds from borrowings ...............................................      92,084         --          6,000        73,000
Redemption of affiliated notes .........................................        --           --           --         (6,717)
Payments to secure borrowings ..........................................      (2,810)        --           --            --
Proceeds from the issuance of common stock .............................      40,375         --           --            --
Proceeds from the issuance of redeemable common stock ..................       2,125         --           --            --
Advances from (to) affiliates ..........................................        --           --         20,842        (8,011)
Debt repayments ........................................................     (12,017)        (234)      (1,892)       (1,993)
                                                                           ---------      -------     --------      --------
Net cash provided by (used in) financing activities ....................     119,757         (234)      24,950        56,279
                                                                           ---------      -------     --------      --------
Net increase (decrease) in cash and cash equivalents ...................      15,363        6,043        6,912        (8,816)
Cash and cash equivalents at beginning of period .......................        --         21,453       14,541        23,357
                                                                           ---------      -------     --------      --------
Cash and cash equivalents at end of period .............................   $  15,363      $27,496     $ 21,453      $ 14,541
                                                                           =========      =======     ========      ========


See accompanying notes.

                            COLONY RIH HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                        Retained    Accumulated
                                                                            Capital in  Earnings       Other         Total
                                                                     Common Excess of  Accumulated Comprehensive Shareholders'
                                                                      Stock    Par      (Deficit)      Income       Equity
                                                                     ------ ---------- ----------- ------------- -------------
PREDECESSOR:
Balance at December 31, 1998 ....................................... $1,000  $124,033   $(11,396)       $--        $113,637
Net loss ...........................................................    --        --     (33,363)        --         (33,363)
Adjustment to capital in excess of par .............................    --       (373)       --          --            (373)
                                                                     ------ ---------- ----------- ------------- -------------
Balance at December 31, 1999 .......................................  1,000   123,660    (44,759)        --          79,901
Net loss ...........................................................    --        --     (22,406)        --         (22,406)
                                                                     ------ ---------- ----------- ------------- -------------
Balance at December 31, 2000 .......................................  1,000   123,660    (67,165)        --          57,495
Net loss for the period from January 1, 2001 to April 24, 2001 .....    --        --      (4,893)        --          (4,893)
                                                                     ------ ---------- ----------- ------------- -------------
Balance at April 24, 2001 .......................................... $1,000  $123,660   $(72,058)       $--        $ 52,602
                                                                     ====== ========== =========== ============= =============

SUCCESSOR:
Issuance of common stock to acquire RIH ............................ $    4  $ 40,371   $    --         $--        $ 40,375
Stock options granted to employees and consultants .................    --        379        --          --             379
Accretion of redeemable common stock at fair value .................    --        --        (213)        --            (213)
Net income from April 25, 2001 to December 31, 2001 ................    --        --       7,737         --           7,737
Increase in fair value of hedges ...................................    --        --         --          151            151
                                                                                                                 -------------
Comprehensive income ...............................................    --        --         --          --           7,888
                                                                     ------ ---------- ----------- ------------- -------------
Balance at December 31, 2001 ....................................... $    4  $ 40,750   $  7,524        $151       $ 48,429
                                                                     ====== ========== =========== ============= =============


See accompanying notes

                            COLONY RIH HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

1.  Basis of Presentation and Consolidation

     Colony RIH Holdings, Inc., a Delaware corporation ("CRH", the "Company", or the "Successor"), owns 100% of the outstanding common stock of Colony RIH Acquisitions, Inc., a Delaware corporation ("CRA"). CRA, through its wholly owned subsidiary Resorts International Hotel, Inc., a New Jersey corporation ("RIH", or the "Predecessor"), owns and operates Resorts Atlantic City, a casino/hotel located in Atlantic City, NJ. Colony RIH Holdings, Inc. and Resorts International Hotels, Inc. are referred to collectively as "The Companies". Subsequent to year-end, CRA changed its name to Resorts International Hotel and Casino, Inc. ("RIHC").

     CRH was formed at the direction of Colony Investors IV, L.P. ("Colony IV"), a Delaware limited partnership, under the laws of the State of Delaware on March 7, 2001. RIHC was formed at the direction of Colony IV on October 24, 2000.

     RIHC, Sun International North America, Inc., a Delaware corporation ("SINA"), and GGRI, Inc., a Delaware corporation ("GGRI"), entered into a purchase agreement, dated October 30, 2000, as amended (the "Purchase Agreement"). Pursuant to the Purchase Agreement, RIHC acquired all of the capital stock of RIH, the Warehouse Assets (as defined in the Purchase Agreement) and all of the capital stock of New Pier Operating Company, Inc., a New Jersey corporation (collectively, the "Acquisition") on April 25, 2001 for approximately $144,800.

     The consolidated financial statements include the accounts of CRH and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated. The Predecessor's financial statements include the accounts of RIH.

2.  Summary of Significant Accounting Policies

Use of Estimates

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Allowances for doubtful accounts arising from casino, hotel and other services, which are based upon a specific review of certain outstanding receivables. In determining the amounts of the allowances, certain estimates and assumptions are made, and actual results may differ from those assumptions.

Cash Equivalents

     Short-term money market securities purchased with original maturities of three months or less are considered to be cash equivalents. The carrying value of cash equivalents approximates fair value due to the short-term maturity of these instruments.

Inventories

     Inventories of provisions, supplies and spare parts are valued at the lower of cost (first-in, first-out) or market.

Property and Equipment

     Property and equipment are stated at cost and are depreciated over their estimated useful lives reported below using the straight-line method. Interest costs incurred during the construction period are capitalized in accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Costs."

    Hotels and other buildings ..............................  35 - 40 years
    Furniture, fixtures and equipment .......................    2 - 5 years

     The provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets" requires, among other things, that an entity review its long-lived assets and certain intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

     As a result of SINA entering into the agreement to sell RIH (see Note 1) at a purchase price less than the carrying value of RIH's net assets, SINA recorded a loss of $229,200 in the fourth quarter of 2000 to reflect the write down of net assets held for sale. The Predecessor did not record an impairment charge because the Predecessor evaluated the recoverability of its long-lived assets on a standalone, held for use basis and the Predecessor's estimate of future undiscounted cash flows was in excess of its carrying value for long-lived assets.

Goodwill

     Goodwill for the Predecessor was amortized on a straight-line basis over 40 years. Amortization of goodwill included in the accompanying statements of operations amounted to $836, $2,641 and $2,643 in the 2001 Predecessor period, 2000 and 1999, respectively.

Income Taxes

     Prior to the Acquisition discussed in Note 1, RIH's taxable income (loss) was included in the consolidated Federal income tax returns of SINA. Although RIH was a member of a consolidated group for Federal income tax purposes, RIH calculated its income tax provision on a separate return basis for financial reporting purposes. Certain indentures described in Note 9 provide for a tax sharing agreement between RIH and SINA which limited RIH's tax payments to SINA to reimbursements of cash payments made by SINA for income or alternative minimum taxes arising from the earnings or operations of RIH.

     CRH follows the provisions of SFAS 109, "Accounting for Income Taxes". Accordingly, deferred tax assets and liabilities are calculated as the difference between the financial statement carrying amounts and tax bases of assets and liabilities. These differences are affected by the tax rate for the year in which they are expected to be recovered or settled. A valuation allowance is recognized, if necessary, to account for the likelihood that these differences will not be realized in the future. Note 12 further addresses the components of the deferred tax assets and liabilities.

Revenue Recognition

     Gaming revenue is recorded as the net win from gaming activities, which represents the difference between amounts wagered and amounts won by patrons. Revenues from hotel and related services and from theater ticket sales are recognized at the time the related service is performed.

Promotional Allowances

     The retail value of hotel accommodations, food, beverage and other services provided to customers without charge is included in gross revenues and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows:

                              Period from
                               April 25,     Period from
                                2001 to    January 1, 2001
                              December 31,   to April 24,    Year ended December 31,
                                  2001           2001           2000         1999
                              ------------ --------------- ------------- -------------
                              (Successor)  (Predecessor)   (Predecessor) (Predecessor)
Rooms .......................   $ 6,646        $ 2,760        $ 8,407      $ 5,536
Food and beverage ...........    11,224          4,823         15,502       14,634
Entertainment and other .....     2,099            941          3,181        6,704
                              ---------    -----------     ----------    ---------
                                $19,969         $8,524        $27,090      $26,874
                              =========    ===========     ==========    =========

2.       Summary of Significant Accounting Policies (continued)

Pre-opening expenses

         In the first quarter of 1999, RIH adopted Statement of Position 98-5, which states that all pre-opening expenses will be charged to expense as they are incurred. RIH incurred $5,398 in pre-opening expenses related to the opening of the renovated casino during 1999.

Stock Based Compensation

         The Companies have elected to follow Accounting Principles Board Number 25, "Accounting For Stock Issued to Employees", and related interpretations in accounting for employee stock options. The effect of applying the fair value method proscribed by Financial Accounting Standards Board Statement Number 123 would result in net income that is not materially different from the amount reported in the accompanying statement of operations. Pro forma results of operations may not be representative of the effects on pro forma results of operations for future periods.

         Equity instruments issued to non-employees in exchange for goods or services are accounted for using the fair value method and expense is recorded based on the value determined.

Derivatives

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). The Companies adopted SFAS 133 on January 1, 2001. The adoption of SFAS 133 did not have a material effect on earnings or the financial position of RIH.

         On the date a derivative instrument is entered into, the Company designates the derivative as (i) a fair value hedge, (ii) a cash flow hedge, or
(iii) a risk management instrument not eligible for hedge accounting. The Company recognizes all derivatives on the balance sheet at fair value. All derivatives in which the Company was engaged as of December 31, 2001 were classified as hedges for financial accounting purposes; accordingly, the fair value of the hedge is reported as a direct component of other comprehensive income.

         CRH uses interest rate collar agreements to manage its exposure to fluctuations in interest rates on its variable rate debt. At December 31, 2001, the Company had two interest rate collar agreements outstanding with an aggregate notional principal amount of $26,966, related weighted average maximum and minimum rates of 5.5% and 2.69%, respectively, and a termination date of November 13, 2004 and December 12, 2004. The aggregate unrealized net gain for such interest rate collar agreements was $151 for the period ended December 31, 2001 and is reported as a component of prepaid expenses and other current assets on the consolidated balance sheet.

Reclassifications

         Certain amounts in the prior period financial statements have been reclassified to conform to their current period presentation.

New Accounting Pronouncements

         In the first quarter of 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues in EITF 00-22 "Accounting for Points and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that volume based cash rebates or refunds be shown as a reduction of revenues effective for quarters ending after February 15, 2001. RIH adopted the consensus provisions of EITF 00-22 in the first quarter of 2001. To be consistent with the 2001 presentation, approximately $11,568 and $10,257 of cash rebates and refunds, previously shown as casino expenses, were reclassified as a reduction of casino revenues for the year ended December 31, 2000 and 1999, respectively.

3.    Acquisition

         RIHC, SINA, and GGRI entered into the Purchase Agreement on October 30, 2000. Pursuant to the Purchase Agreement, RIHC acquired all of the capital stock of RIH, the Warehouse Assets (as defined in the Purchase Agreement) and all of the capital stock of New Pier Operating Company, Inc., a New Jersey corporation (collectively, the "Acquisition") on April 25, 2001 for approximately $144,800.

         The Acquisition has been accounted for using the purchase method, and accordingly, the aggregate purchase price, including transaction fees and expenses, has been allocated based on the estimated fair value of the assets acquired and liabilities assumed. As a result, the consolidated financial statements for the period subsequent to the Acquisition are presented on a different basis of accounting than those for the periods prior to the Acquisition and, therefore, are not directly comparable.

         CRH financed the Acquisition and paid related fees and expenses with:
(i) proceeds of $42.5 million from the issuance of common stock, (ii) a $17.5 million note issued by CRH to SINA (the "Seller Note"), (iii) borrowings by RIHC, guaranteed by CRH under a $90 million credit agreement (the "Credit Facility") and (iv) RIH's available cash.

         Prior to the Acquisition, CRH conducted no business other than in connection with the Purchase Agreement and the Credit Facility.

         In connection with the Acquisition for approximately $144,800, CRH acquired assets with a fair value of $173,900 and assumed liabilities of $29,100.

         The pro forma unaudited results of operations for the year ended December 31, 2001 and December 31, 2000, assuming consummation of the Acquisition and issuance of CRH's common stock, Seller Note and Credit Facility as of the beginning of the periods presented are as follows:

                                                                                                     Year ended December 31,
                                                                                                         2001       2000
                                                                                                        ------     ------
     Total net revenues............................................................................... $243,428   $246,395
     Net income.......................................................................................  $ 8,616    $ 3,085

4.    Receivables

         Components of receivables were as follows at December 31:

                                                                                                     2001         2000
                                                                                                    ------       ------
                                                                                                  (Successor) (Predecessor)
     Gaming........................................................................................ $ 9,013      $ 9,787
     Less: allowance for doubtful accounts.........................................................  (3,793)      (2,892)
                                                                                                     ------       ------
                                                                                                      5,220        6,895
     Non-gaming:

         Hotel and related...........................................................................   398          379
         Other....................................................................................... 2,756        1,902
                                                                                                     ------       ------
                                                                                                      3,154        2,281
     Less: allowance for doubtful accounts...........................................................  (101)         (34)
                                                                                                     ------       ------
                                                                                                      3,053        2,247
                                                                                                     ------       ------
     Receivables, net.............................................................................. $ 8,273      $ 9,142
                                                                                                    =======      =======

5.    Property and Equipment

         Components of property and equipment were as follows at December 31:

                                                                                                     2001         2000
                                                                                                    ------       ------
                                                                                                  (Successor) (Predecessor)
     Land and land rights.......................................................................... $36,886      $83,147
     Land improvements.............................................................................    --          1,028
     Hotels and other buildings....................................................................  71,829      170,821
     Furniture, fixtures and equipment.............................................................  12,800       42,008
     Construction in progress......................................................................   9,090        1,478
                                                                                                      -----        ------

                                                                                                    130,605      298,482
     Less-accumulated depreciation.................................................................  (4,466)     (40,704)
                                                                                                     -------     --------
     Net property and equipment................................................................... $126,139     $257,778
                                                                                                   ========     =========

6.    Deferred Charges and Other Assets

         Components of deferred charges and other assets were as follows at December 31:

                                                                                                      2001        2000
                                                                                                     ------      ------
                                                                                                   (Successor)(Predecessor)
        CRDA deposits, bonds and other investments, net............................................. $18,535     $18,413
        Debt issuance costs, net....................................................................   2,471       4,677
        Other.......................................................................................   1,485         477
                                                                                                   ---------   ----------
                                                                                                     $22,491     $23,567
                                                                                                    =========   =========


         The New Jersey Casino Control Act, as amended, requires RIH to purchase bonds issued by the Casino Reinvestment Development Authority (CRDA) or make other investments authorized by the CRDA, in an amount equal to 1.25% of RIH's gross gaming revenue, as defined.

         The CRDA bonds have interest rates ranging from 3.5% to 7.0% and have repayment terms of between 20 and 50 years. The Companies record charges to expense to reflect the below-market interest rate payable on the bonds it may have to purchase to fulfill its investment obligation at the date the obligation arises. The charges for the period from April 25, 2001 to December 31, 2001, the period from January 1, 2001 to April 24, 2001, and for the years ended December 31, 2000 and 1999 for discounts on obligations arising in those years were $660, $287, $816 and $601, respectively. The discount on CRDA bonds purchased is amortized to interest income over the life of the bonds using the effective interest method.

         From time to time RIH has donated certain funds it has had on deposit with the CRDA in return for either relief from its obligation to purchase CRDA bonds or credits against future CRDA deposits. At December 31, 2001, RIH owned $4,967 face value of bonds issued by the CRDA and had $21,808 on deposit with the CRDA.

         Debt issuance costs consist of amounts incurred in connection with obtaining long-term debt. The costs are amortized over the contractual life of the loan and amortization is included in interest expense.

7.    Accrued Expenses and Other Current Liabilities

         Components of accrued expenses and other current liabilities were as follows at December 31:

                                                                                                        2001         2000
                                                                                                       ------       ------
                                                                                                     (Successor)(Predecessor)
      Insurance and related costs...................................................................... $1,715       $1,339
      Payroll..........................................................................................  8,099        7,548
      Unredeemed chip liability........................................................................  1,136        1,170
      Due to affiliates................................................................................      -        7,893
      Other............................................................................................ 10,324        8,798
                                                                                                        ------       ------
                                                                                                       $21,274      $26,748
                                                                                                      =========    ========

8.    Long-Term Debt

         Long-term debt is summarized as follows at December 31:

                                                                                                        2001         2000
                                                                                                       ------       ------
                                                                                                     (Successor)(Predecessor)
   Revolving credit facility........................................................................... $4,000        $--
   Term loans.......................................................................................... 74,700         --
   Other notes payable.................................................................................  2,013          581
   Seller and other financing.......................................................................... 18,018       79,000
                                                                                                        ------       ------
                                                                                                        98,731       79,581
   Less: current portion............................................................................... 10,229          581
                                                                                                        ------        -----
                                                                                                       $88,502      $79,000
                                                                                                      =========    ========

         In conjunction with the Acquisition, RIHC borrowed $82,000 under an Amended and Restated Credit Agreement, dated April 25, 2001, from the lenders named therein (the "Credit Facility"). The Credit Facility is comprised of $80,000 in term loans (Term Loan A for $25,000 and Term Loan B for $55,000) and a $10,000 revolving credit facility. The loans under the Credit Facility are secured by substantially all of the assets of CRH, RIHC and RIH and all of the capital stock of RIHC and RIH. The revolving credit facility will mature on April 25, 2006, Term Loan A will mature on the last business day of December 2005, and Term Loan B will mature on the last business day of March 2007. The principal payments of the Term Loans are being paid on a quarterly basis, which commenced on June 29, 2001. Interest on borrowings outstanding shall be either at LIBOR or an alternative base rate, plus an applicable margin in each case. In the future the applicable margins may be changed, based on RIHC's leverage ratio, as defined in the credit agreement. As of December 31, 2001, the Company had $20,000 outstanding on Term Loan A, and $54,700 outstanding on Term Loan B, and $4,000 outstanding on the Revolving Credit Facility.

         In conjunction with the acquisition, CRH issued a $17.5 million note to SINA (the "Seller Note"). The Seller Note is subordinate to the term loans and has a 7-year term. The loan bears interest at 12.5% per annum of which 6.25% is payable in cash and 6.25% is payable in kind. There is no amortization of principal on this loan. Principal is due in full on April 25, 2008.

         The Credit Facility and Seller Note contain a number of covenants that, among other things, restrict the ability of CRH, RIHC, and their subsidiaries, to incur additional indebtedness, create liens on assets, dispose of assets, make investments, loans, or advances, engage in mergers or consolidations, pay dividends, engage in certain transactions with affiliates, change their respective line of business and otherwise restrict certain corporate activities. In addition, under the Credit Facility, RIHC, and its subsidiaries, are required to maintain specified financial ratios, satisfy specified financial tests, including interest coverage and leverage tests, and are limited on capital expenditures. The Credit Facility contains events of default customary for facilities of this nature. At December 31, 2001, the Company and its subsidiaries were in compliance with all financial covenants.

         On August 17, 2001, the Company financed the purchase of $2,100 of gaming equipment. The agreement is for three years with monthly payments of principal and interest with an annual interest rate equal to LIBOR plus 3.25%. As of December 31, 2001, the outstanding balance was $1,795.

         During August 1999, SIHL entered into a term credit facility (the "SIHL Facility") with a syndicate of banks led by The Bank of Nova Scotia and Societe General under which RIH is a borrower along with SIHL and Sun International Bahamas Limited, a wholly owned subsidiary of SIHL. Through December 31, 2000, funds borrowed on the SIHL Facility by RIH amounted to $79,000. Funds borrowed on the facility were repaid at the Acquisition (see Note 1) and RIH is no longer a party to the SIHL Facility.

         In February 1997, SIHL and SINA (the "Issuers") issued $200,000 principal amount of 9% Senior Subordinated Notes due 2007 (the "Senior Notes") which, after costs, resulted in net proceeds of approximately $194,000. These proceeds were loaned to the Predecessor in exchange for a $200,000 promissory note (the "Predecessor Note") with terms that mirror the terms of the Senior Notes, and the Predecessor's guarantee of the Senior Notes. The outstanding balance on the Predecessor Notes was $199,337 at December 31, 2000. Interest on both the Senior Notes and the Predecessor Note was payable on March 15 and September 15 in each year. These payments commenced September 15, 1997 with an interest payment of $9,550. The Predecessor Notes were repaid as a part of the Acquisition (see Note 1).

         Due to the interest rates and terms thereof, the carrying values of the Company's long-term debt approximates their fair values as of December 31, 2001 and 2000.

9.    Related Party Transactions

         The Predecessor recorded the following expenses from SINA and its other subsidiaries for the following periods:

                                                                                                              Year ended
                                                                                                             December 31,
                                                                                                           2000       1999
                                                                                                          ------     ------
Expenses:

    Interest and amortization of discounts on notes payable to SINA...................................... $18,075    $16,598
    Interest and amortization of premiums on notes payable to other affiliate............................       -        393
    Management fee.......................................................................................   6,573      8,093
    Marketing services...................................................................................   1,210      1,690
    Amortization of debt issuance costs..................................................................     531        390
    Property rentals from SINA...........................................................................     244        325
    Billboard rental from affiliate......................................................................      38         50
                                                                                                          -------    -------
                                                                                                          $26,671    $27,539
                                                                                                          =======    =======

         SINA charged RIH a management fee of three percent of gross revenues for administrative and other services. In addition to the management fee, charges for insurance costs were allocated to RIH based on relative amounts of operating revenue, payroll, property value, or other appropriate measures. The management fee and other charges were discontinued as of October 1, 2000 in connection with the Purchase Agreement discussed in Note 1.

         In connection with the Acquisition discussed in Note 1, RIH was not liable for payment of related party balances, including borrowings from SIHL or SINA.

         During the period from April 25, 2001 to December 31, 2001, the Company paid approximately $320 for fees and expenses incurred by affiliates of Colony Capital, our principal stockholder, and our directors.

10.     Retirement Plans

         RIH has a defined contribution plan in which substantially all non-union employees are eligible to participate. Employees of certain other affiliated companies are also eligible to participate in this plan. Contributions are made to the plan based on a percentage of eligible employee contributions. Contribution expense for this plan was $436, $209, $665 and $676 for the period from April 25, 2001 to December 31, 2001, the period from January 1, 2001 to April 24, 2001, and for the years ended December 31, 2000 and 1999, respectively.

         Union employees are covered by various multi-employer pension plans to which contributions are made by RIH and other unrelated employers. RIH's pension expense for these plans was $1,009, $437, $1,192 and $1,216 for the period from April 25, 2001 to December 31, 2001, the period from January 1, 2001 to April 24, 2001, and for the years ended December 31, 2000 and 1999, respectively.

11.     Income Taxes

         Income tax expense is comprised of the following for the period from April 25, 2001 to December 31, 2001:

                                                                                                            (Successor)
     Current :
         Federal.............................................................................................. $5,830
         State................................................................................................   --
                                                                                                                -----
                                                                                                                5,830

     Deferred:

         Federal...............................................................................................  (784)
         State.................................................................................................    --
                                                                                                                 (784)
                                                                                                                ------
                                                                                                                $5,046
                                                                                                               =======

         The components of the deferred tax liabilities were as follows at December 31:

                                                                                                        2001         2000
                                                                                                       ------       ------
                                                                                                     (Successor)(Predecessor)
     Deferred tax liabilities:

         Basis differences on property and equipment................................................. $(1,730)     $(44,300)
         Other.......................................................................................     --         (1,500)
                                                                                                     --------        -------
              Total deferred tax liabilities.........................................................  (1,730)      (45,800)
     Deferred tax assets:

         NOL carryforwards.............................................................................  5,302        86,800
         Book reserves not yet deductible for tax......................................................  1,812        11,900
         Tax credit carryforwards......................................................................   --             800
         Other.........................................................................................  1,289         6,900
                                                                                                         ------        -----


              Total deferred tax assets................................................................ 8,403       106,400
         Valuation allowance for deferred tax assets...................................................(5,498)      (96,057)
                                                                                                       ------       --------
         Deferred tax assets, net of valuation allowance............................................... 2,905        10,343
                                                                                                      ---------    ---------
     Net deferred tax assets (liabilities)............................................................. $1,175     $(35,457)
                                                                                                        ======     =========

         The effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

                                                                   Period from         Period from
                                                                  April 25, 2001       January 1, 2001    Year ended December 31,
                                                                 to December 31,       to April 24,
                                                                       2001               2001             2000         1999
                                                                       ----               ----             ----         ----
                                                                   (Successor)        (Predecessor)    (Predecessor)(Predecessor)
Statutory Federal income tax rate                                        35.0%              35.0%          35.0%       35.0%
Non-deductible items and other miscellaneous matters                      4.5%            (25.6)%         (28.0%)     (32.2%)
Nondeductible provisions and expenses                                     --               (9.4)%          (7.0%)      (2.8%)
                                                                        -----              ------          ------      ------
Effective tax rate                                                       39.5%               0.0%           0.0%        0.0%
                                                                         ====                ====           ====        ====



         At December 31, 2001, the Company has a state net operating loss carryforward of approximately $90,500. The carryforward will expire as follows:
2004, $27,200; 2005, $2,400; 2006, $40,200; and 2007, $20,700. The Company has
reported a full valuation allowance against the carryforward because it does not expect to realize the tax benefit.

12.       Common Stock and Stock Based Compensation

         The proceeds from the sale of 1,050 shares of Class A Common and 21,250 shares of Class B Common have been classified separately from shareholders' equity as "Redeemable Common Stock" in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances.

         In connection with the acquisition discussed in Note 3, CRH established the 2001 Omnibus Stock Incentive Plan (the "Plan"). Awards denominated or payable in shares or options to purchase shares of CRH's common stock may be granted to officers and other key employees and consultants of CRH and its subsidiaries. The Plan permits the granting of up to 2,131 shares of Class A Common Stock and 43,122 shares of Class B Common Stock. The Board of Directors has sole discretion concerning administration of the Plan, including the determination of award goals, individuals to receive awards, types of awards, the terms and conditions of the awards, and the time at which awards will be granted. The Board of Directors may terminate the Plan at any time.

         The exercise price for awards issued under the Plan is determined by the Board of Directors and is generally equal to the fair market value of the underlying common stock at the date of the grant. During the period from April 25, 2001 to December 31, 2001, the Company granted 1,789 options to purchase Class A common shares and 36,204 options to purchase Class B common shares. All of the Class A options were granted with an exercise price of $.0475 per share and all of the Class B common shares were granted with an exercise price of $100.00 per share. These exercise prices were determined to be the fair market value of the common stock on the date of grant.

         Of the options granted during the period ended December 31, 2001, 555 options to purchase Class A common shares and 11,188 options to purchase Class B common shares were granted to an independent contractor and were immediately vested as a part of the closing of the Acquisition. The fair value of these options was approximately $291 on the Acquisition date, and this amount has been recorded as a part of the cost of the Acquisition.

         An additional 550 options to purchase Class A common shares and 11,180 options to purchase Class B common shares were also issued to an independent contractor on the Acquisition date. A portion of these options (275 Class A and 5,590 Class B) vest in equal installments (55 Class A and 1,118 Class B) from April 2002 to April 2006, and a portion of these options (275 Class A and 5,590 Class B) vest upon the Company meeting specified performance targets. All of these options may be put back to the Company or called by the Company in certain circumstances as defined in the agreement; accordingly, for financial accounting purposes, these awards are re-measured at the end of each reporting period using the fair value method and changes in fair value are recorded as compensation expense until the options are exercised.

         The remaining Class A options (684) and Class B options (13,836) were granted to employees during the period. These options vest only if the Company meets specified annual performance targets. The Company met the financial targets for the period ended December 31, 2001; accordingly, 135 Class A options and 2,767 Class B options became vested on that date. All of these options may be called by the Company in certain circumstances as defined in the agreement. For financial accounting purposes, these awards are re-measured at the end of each reporting period using the intrinsic value method and changes in intrinsic value are recorded as compensation expense at the end of each reporting period until the options are exercised.

         Compensation expense recognized on all stock option awards for the period from April 25, 2001 to December 31, 2001 was approximately $88.

13.     Supplemental Cash Flow Information

         Supplemental cash flow disclosures were as follows:

                                                                     Period from         Period from
                                                                   April 25, 2001      January 1, 2001
                                                                   to December 31,       to April 24,     Year ended December 31,
                                                                         2001               2001            2000          1999
                                                                         ----               ----            ----          ----
                                                                     (Successor)        (Predecessor)  (Predecessor)  (Predecessor)
Non-cash investment and financing transactions:
Adjustment to capital in excess of par...................................      --            --               --          $  373
Refinancing of obligations under capital leases..........................      --            --               --           1,444
Property and equipment acquired under capital lease obligations.......... $   299            --              $1,417          814
Note payable issued in connection with Acquisition .....................   17,500            --               --              --


14.     Commitments and Contingencies

Litigation

         The Companies are a defendant in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

License Renewal

         On January 19, 2000, the New Jersey Casino Control Commission (the "CCC") renewed RIH's license to operate its casino hotel complex in Atlantic City. A casino license is not transferable, and must be renewed every four years by filing an application, which must be acted upon by the CCC no later than 30 days prior to the expiration of the license there in force.

Commitments

         The Company leases land, office space and certain equipment under noncancelable operating lease arrangements. These leases expire in various years. Rent expense under these lease agreements for the period from April 25, 2001 to December 31, 2001, the period from January 1, 2001 to April 24, 2001, and for the years ended December 31, 2000, and 1999 was approximately $3,100, $433, $1,400 and $975, respectively. Future minimum lease payments under noncancelable operating leases consist of the following at December 31, 2001:

2002................................................................................................................... $3,809
2003...................................................................................................................  2,409
2004...................................................................................................................  2,088
2005...................................................................................................................  2,088
2006 and thereafter.................................................................................................... 24,872
                                                                                                                        ------
Total................................................................................................................. $35,266
                                                                                                                       =======

15.     Subsequent Events

         On March 22, 2002, RIHC sold $180,000 aggregate principal amount of 11 1/2% First Mortgage Notes at a price of 97.686% yielding $175,800. Interest on the First Mortgage Notes is payable on March 15th and September 15th of each year. The First Mortgage Notes are due in March 2009. The proceeds from the First Mortgage Notes were used to repay amounts outstanding under the Credit Facility and the Seller Note (see Note 8) and will be used to finance the cost to develop, construct, and equip a new hotel tower.

         On March 22, 2002, CRH issued 17,295 shares of class A common stock at a cash price of $0.0475 and 349,992 shares of class B common stock at a price of $100 to our existing shareholders for a total price of approximately $35.0 million. Of this amount, $10.0 million has been deposited in a liquidity disbursement account to be used for working capital in the event RIHC's Adjusted Consolidated EBITDA for any four fiscal quarter period ending on or prior to December 31, 2004 is less than $28.0 million.

         On March 22, 2002, in conjunction with repayment of the Credit Facility, CRH terminated its two outstanding interest rate collar agreements (see Note 2).

                                   SCHEDULE II
                            COLONY RIH HOLDINGS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                                                                Balance at    Charged to      Other     Balance
                                                                                Beginning     Costs and     Changes    at End
                                                                                of Period     Expenses   (Deductions)  of Period
                                                                               -----------   ----------- ------------ -----------
PREDECESSOR:
Year ended December 31, 1999
    Allowances for doubtful accounts.............................................$ 2,402        $1,465    $(1,251)(a)    $ 2,616
    Valuation allowance for CRDA investments.................................... $12,725        $  601    $(3,349)(b)    $ 9,977

Year ended December 31, 2000
    Allowances for doubtful accounts.............................................$ 2,616        $1,160    $  (850)(a)    $ 2,926
    Valuation allowance for CRDA investments.....................................$ 9,977        $  816    $   (13)       $10,780

Period from January 1, 2001 to April 24, 2001
    Allowances for doubtful accounts.............................................$ 2,926        $  517    $     4        $ 3,447
    Valuation allowance for CRDA investments.................................... $10,780        $  287    $    (7)       $11,060

SUCCESSOR:

Period from April 25, 2001 to December 31, 2001
    Allowances for doubtful accounts.............................................$ 3,447        $1,038    $  (591)(a)    $ 3,894
    Valuation allowance for CRDA investments.................................... $11,060        $  660    $(1,827)(c)    $ 9,893

----------------
(a)  Write-off uncollectible amounts.
(b)  Includes the write-off of $3,336 of Vermont Plaza Bonds.
(c)  Includes the write-off of $991 of CRDA Convention Center Hotel Bonds.

                         Report of Independent Auditors

Board of Directors
Resorts International Hotel and Casino, Inc.

We have audited the accompanying consolidated balance sheet of Resorts International Hotel and Casino, Inc. ("the Company") as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the period from April 25, 2001 to December 31, 2001 (post-acquisition period) and the consolidated statements of operations, shareholders' equity, and cash flows of Resorts International Hotel, Inc. (Predecessor) for the period from January 1, 2001 to April 24, 2001 (pre-acquisition period). Our audits also included the financial statement schedule listed in the Index to Financial Statements. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resorts International Hotel and Casino, Inc. at December 31, 2001, and the consolidated results of its operations and its cash flows for the post-acquisition period from April 25, 2001 to December 31, 2001 in conformity with accounting principles generally accepted in the United States. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of Resorts International Hotel, Inc. for the pre-acquisition period from January 1, 2001 to April 24, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 2001 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                /s/ Ernst & Young LLP
Philadelphia, Pennsylvania
  February 1, 2002, except for
  Note 16, as to which the date
  is March 22, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Resorts International Hotel, Inc.

         We have audited the accompanying balance sheet of Resorts International Hotel, Inc. (a New Jersey corporation) as of December 31, 2000 and the related statements of operations, shareholder's equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resorts International Hotel, Inc. as of December 31, 2000 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                    /s/ Arthur Andersen LLP

Roseland, New Jersey
January 19, 2001

                  RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                                           December 31,
                                                                                                           ------------
                                                                                                        2001         2000
                                                                                                        ----         ----
                                                                                                     (Successor)(Predecessor)
Assets
Current assets
    Cash and cash equivalents ......................................................................  $ 15,363      $ 21,453
    Receivables, net ...............................................................................     8,273         9,142
    Inventories ....................................................................................     1,536         2,006
    Prepaid expenses and other current assets ......................................................     2,818         1,934
    Deferred income taxes ..........................................................................     2,524           --
                                                                                                      --------      --------
    Total current assets ...........................................................................    30,514        34,535
Property and equipment, net ........................................................................   126,139       257,778
Deferred charges and other assets ..................................................................    22,491        23,567
Goodwill, net of amortization ......................................................................       --         95,091
                                                                                                      --------      --------
Total assets .......................................................................................  $179,144      $410,971
                                                                                                      ========      ========

Liabilities and Shareholder's Equity
Current liabilities
    Current maturities of long-term debt ...........................................................  $ 10,229      $    581
    Accounts payable ...............................................................................     5,746         5,405
    Accrued interest payable .......................................................................       324         1,648
    Accrued interest payable to affiliates .........................................................       953         5,300
    Accrued expenses and other current liabilities .................................................    21,274        26,748
                                                                                                      --------      --------

Total current liabilities ..........................................................................    38,526        39,682
Notes payable to affiliates, net of unamortized discounts ..........................................    18,018       199,337
Long-term debt, less current portion ...............................................................    70,484        79,000
Deferred income taxes ..............................................................................     1,349        35,457
                                                                                                      --------      --------
Total liabilities ..................................................................................   128,377       353,476
Shareholder's equity
    Common stock:
         RIHC--$.01 par value, 10,000 shares authorized, 100 shares issued and outstanding .........       --            --
         RIH--$1 par value, 1,000,000 shares issued and outstanding ................................       --          1,000
Capital in excess of par ...........................................................................    42,879       123,660
Retained earnings (accumulated deficit) ............................................................     7,737       (67,165)
Accumulated other comprehensive income .............................................................       151           --
                                                                                                      --------      --------
Total shareholder's equity .........................................................................    50,767        57,495
                                                                                                      --------      --------
Total liabilities and shareholder's equity .........................................................  $179,144      $410,971
                                                                                                      ========      ========

See accompanying notes.

                  RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                          Period from  Period from
                                                           April 25,   January 1,
                                                            2001 to      2001 to     Year ended December 31,
                                                         December 31,   April 24,    -----------------------
                                                             2001         2001         2000          1999
                                                             ----         ----         ----          ----
                                                          (Successor) (Predecessor)(Predecessor)(Predecessor)
Revenue:
    Casino ...............................................  $156,999      $68,220     $224,259      $210,758
    Lodging ..............................................    10,083        3,996       16,412        15,160
    Food and beverage ....................................    17,880        6,977       26,039        25,512
    Other ................................................     4,168        1,523        4,973         8,076
    Less: promotional allowances .........................   (18,908)      (7,510)     (25,288)      (26,632)
                                                            --------      -------     --------      --------
    Total net revenue ....................................   170,222       73,206      246,395       232,874
                                                            --------      -------     --------      --------
Costs and expenses:
    Casino ...............................................    96,403       42,234      146,324       141,803
    Lodging ..............................................     1,970          913        4,186         2,929
    Food and beverage ....................................     9,124        3,639       14,716        15,401
    Other operating ......................................    16,680        8,293       25,668        28,762
    Selling, general, and administrative .................    21,817       10,532       37,727        35,568
    Depreciation and amortization ........................     5,412        5,325       17,034        16,737
    Preopening ...........................................      --           --           --           5,398
                                                            --------      -------     --------      --------
    Total costs and expenses .............................   151,406       70,936      245,655       246,598
                                                            --------      -------     --------      --------
Income (loss) from operations ............................    18,816        2,270          740       (13,724)
Interest income ..........................................       594          510        1,557         1,360
Interest expense .........................................    (6,219)      (7,673)     (24,703)      (20,999)
Other expense ............................................      (408)         --           --            --
                                                            --------      -------     --------      --------
Income (loss) before income taxes ........................    12,783       (4,893)     (22,406)      (33,363)
Provision for income taxes ...............................     5,046         --           --            --
                                                            --------      -------     --------      --------
Net income (loss) ........................................   $ 7,737     $ (4,893)   $ (22,406)    $ (33,363)
                                                            ========     ========    =========     =========

See accompanying notes.

                  RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                        Period from   Period from
                                                                         April 25,     January 1,
                                                                          2001 to       2001 to
                                                                        December 31,   April 24,     Year ended December 31,
                                                                            2001         2001           2000          1999
                                                                        ------------ ------------- ------------- -------------
                                                                        (Successor)  (Predecessor) (Predecessor) (Predecessor)
Cash Flows from Operating Activities
Net income (loss) .....................................................   $ 7,737      $(4,893)      $(22,406)     $(33,363)
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
  Depreciation and amortization .......................................     4,752        5,038         16,218        16,137
  Amortization of debt premiums, discounts and issuance costs .........       340          203            606           428
  Provision for doubtful receivables ..................................     1,038          517          1,160         1,465
  Provision for discount on CRDA obligations, net of amortization .....       660          287            799           587
  Paid in kind interest on Seller Note ................................       518          --             --            --
  Stock compensation costs ............................................        88          --             --            --
  Net loss on dispositions of property and equipment ..................        --          --             716           --
  Changes in operating assets and liabilities:
    Net (increase) decrease in receivables ............................    (2,407)         684         (3,782)       (2,621)
    Net (increase) decrease in inventories and prepaid expenses and
     other current assets .............................................       731       (1,600)           568        (1,323)
    Net (increase) decrease in deferred charges and other assets ......    (1,218)          65           (198)          (19)
    Net increase (decrease) in accounts payable and accrued expenses ..    (6,869)       2,837          2,577        (1,734)
    Net increase in interest payable to affiliates ....................       475        5,700            --            --
                                                                        ----------   ---------     ----------    ----------
Net cash provided by (used in) operating activities ...................     5,845        8,838         (3,742)      (20,443)
                                                                        ----------   ---------     ----------    ----------

Cash flows from investing activities
Purchases of property and equipment ...................................   (11,577)      (1,229)       (11,692)      (41,906)
Purchase of RIH, net of cash acquired .................................   (97,004)         --             --            --
CRDA deposits and bond purchases ......................................    (1,658)      (1,332)        (2,604)       (2,746)
                                                                        ----------   ---------     ----------    ----------
Net cash used in investing activities .................................  (110,239)      (2,561)       (14,296)      (44,652)
                                                                        ----------   ---------     ----------    ----------

Cash flows from financing activities
Proceeds from borrowings ..............................................    92,084          --           6,000        73,000
Redemption of affiliated notes ........................................       --           --             --         (6,717)
Payments to secure borrowings .........................................    (2,810)         --             --            --
Proceeds from the issuance of common stock ............................    42,500          --             --            --
Advances from (to) affiliates .........................................       --           --          20,842        (8,011)
Debt repayments .......................................................   (12,017)        (234)        (1,892)       (1,993)
                                                                        ----------   ---------     ----------    ----------
Net cash provided by (used in) financing activities ...................   119,757         (234)        24,950        56,279
                                                                        ----------   ---------     ----------    ----------
Net increase (decrease) in cash and cash equivalents ..................    15,363        6,043          6,912        (8,816)
Cash and cash equivalents at beginning of period ......................       --        21,453         14,541        23,357
                                                                        ----------   ---------     ----------    ----------
Cash and cash equivalents at end of period ............................   $15,363      $27,496       $ 21,453      $ 14,541
                                                                        ==========   =========     ==========    ==========


See accompanying notes.

                  RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
                             (Dollars in thousands)

                                                                                          Retained     Accumulated
                                                                           Capital in     Earnings       Other          Total
                                                                  Common    Excess of   (Accumulated   Comprehensive  Shareholder's
                                                                   Stock      Par         Deficit)       Income         Equity
                                                                   -----      ---         --------       ------         ------
PREDECESSOR:
Balance at December 31, 1998 ...................................  $1,000    $124,033     $(11,396)       $--           $113,637
Net loss .......................................................     --         --        (33,363)        --            (33,363)
Adjustment to capital in excess of par .........................     --         (373)         --          --               (373)
                                                                  -------   --------     --------        ----          --------
Balance at December 31, 1999 ...................................   1,000     123,660      (44,759)        --             79,901
Net loss .......................................................     --         --        (22,406)        --            (22,406)
                                                                  -------   --------     --------        ----          --------
Balance at December 31, 2000 ...................................    1,000    123,660      (67,165)        --             57,495
Net loss for the period from January 1, 2001 to April 24, 2001 .     --         --         (4,893)        --             (4,893)
                                                                  -------   --------     --------        ----          --------
Balance at April 24, 2001 ......................................   $1,000   $123,660     $(72,058)       $--           $ 52,602
                                                                  =======   ========     ========        ====          ========

SUCCESSOR:
Issuance of common stock to acquire RIH ........................  $  --     $ 42,500     $    --         $--           $ 42,500
Stock options granted to employees and consultants .............     --          379          --          --                379
Net income from April 25, 2001 to December 31, 2001 ............     --         --          7,737         --              7,737
Increase in fair value of hedges ...............................     --         --            --          151               151
Comprehensive income ...........................................     --         --            --          --              7,888
                                                                  -------   --------     --------        ----          --------
Balance at December 31, 2001 ...................................  $  --      $42,879      $ 7,737        $151          $ 50,767
                                                                  =======   ========     ========        ====          ========












See accompanying notes.

                  RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

1.     Basis of Presentation and Consolidation

         Colony RIH Holdings, Inc., a Delaware corporation ("CRH"), owns 100% of the outstanding common stock of Colony RIH Acquisitions, Inc. ("CRA"), a Delaware corporation ("CRA", the "Company", or the "Successor"). CRA, through its wholly owned subsidiary Resorts International Hotel, Inc., a New Jersey corporation ("RIH", or the "Predecessor"), owns and operates Resorts Atlantic City, a casino/hotel located in Atlantic City, NJ. Colony RIH Holdings, Inc. and Resorts International Hotels, Inc. are referred to collectively as "The Companies". Subsequent to year-end, CRA changed its name to Resorts International Hotel and Casino, Inc. ("RIHC").

         CRH was formed at the direction of Colony Investors IV, L.P. ("Colony IV"), a Delaware limited partnership, under the laws of the State of Delaware on March 7, 2001. RIHC was formed at the direction of Colony IV on October 24, 2000.

         RIHC, Sun International North America, Inc., a Delaware corporation ("SINA"), and GGRI, Inc., a Delaware corporation ("GGRI"), entered into a purchase agreement, dated October 30, 2000, as amended (the "Purchase Agreement"). Pursuant to the Purchase Agreement, RIHC acquired all of the capital stock of RIH, the Warehouse Assets (as defined in the Purchase Agreement) and all of the capital stock of New Pier Operating Company, Inc., a New Jersey corporation (collectively, the "Acquisition") on April 25, 2001 for approximately $144,800.

         The consolidated financial statements include the accounts of RIHC and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated. The Predecessor's financial statements include the accounts of RIH.

2.     Summary of Significant Accounting Policies

Use of Estimates

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Allowances for doubtful accounts arising from casino, hotel and other services, which are based upon a specific review of certain outstanding receivables. In determining the amounts of the allowances, certain estimates and assumptions are made, and actual results may differ from those assumptions.

Cash Equivalents

         Short-term money market securities purchased with original maturities of three months or less are considered to be cash equivalents. The carrying value of cash equivalents approximates fair value due to the short-term maturity of these instruments.

Inventories

         Inventories of provisions, supplies and spare parts are valued at the lower of cost (first-in, first-out) or market.

Property and Equipment

         Property and equipment are stated at cost and are depreciated over their estimated useful lives reported below using the straight-line method. Interest costs incurred during the construction period are capitalized in accordance with Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Costs."

     Hotels and other buildings ............................  35 - 40 years
     Furniture, fixtures and equipment .....................    2 - 5 years

         The provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets" requires, among other things, that an entity review its long-lived assets and certain intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

         As a result of SINA entering into the agreement to sell RIH (see Note
1) at a purchase price less than the carrying value of RIH's net assets, SINA recorded a loss of $229,200 in the fourth quarter of 2000 to reflect the write down of net assets held for sale. The Predecessor did not record an impairment charge because the Predecessor evaluated the recoverability of its long-lived assets on a standalone, held for use basis and the Predecessor's estimate of future undiscounted cash flows was in excess of its carrying value for long-lived assets.

Goodwill

         Goodwill for the Predecessor was amortized on a straight-line basis over 40 years. Amortization of goodwill included in the accompanying statements of operations amounted to $836, $2,641 and $2,643 in the 2001 Predecessor period, 2000 and 1999, respectively.

Income Taxes

         Prior to the Acquisition discussed in Note 1, RIH's taxable income
(loss) was included in the consolidated Federal income tax returns of SINA. Although RIH was a member of a consolidated group for Federal income tax purposes, RIH calculated its income tax provision on a separate return basis for financial reporting purposes. Certain indentures described in Note 9 provide for a tax sharing agreement between RIH and SINA which limited RIH's tax payments to SINA to reimbursements of cash payments made by SINA for income or alternative minimum taxes arising from the earnings or operations of RIH.

         RIHC follows the provisions of SFAS 109, "Accounting for Income Taxes". Accordingly, deferred tax assets and liabilities are calculated as the difference between the financial statement carrying amounts and tax bases of assets and liabilities. These differences are affected by the tax rate for the year in which they are expected to be recovered or settled. A valuation allowance is recognized, if necessary, to account for the likelihood that these differences will not be realized in the future. Note 12 further addresses the components of the deferred tax assets and liabilities.

Revenue Recognition

         Gaming revenue is recorded as the net win from gaming activities, which represents the difference between amounts wagered and amounts won by patrons. Revenues from hotel and related services and from theater ticket sales are recognized at the time the related service is performed.

Promotional Allowances

         The retail value of hotel accommodations, food, beverage and other services provided to customers without charge is included in gross revenues and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows:

                                             Period from        Period from
                                           April 25, 2001 to   January 1, 2001
                                            December 31,        to April 24,     Year ended December 31,
                                                 2001              2001            2000         1999
                                                 ----              ----            ----         ----
                                             (Successor)       (Predecessor)   (Predecessor)(Predecessor)
Rooms ...................................     $ 6,646             $2,760         $ 8,407        $ 5,536
Food and beverage .......................      11,224              4,823          15,502         14,634
Entertainment and other .................       2,099                941           3,181          6,704
                                              -------             ------         -------        -------
                                              $19,969             $8,524         $27,090        $26,874
                                              =======             ======         =======        =======

                                       44

Pre-opening expenses

         In the first quarter of 1999, RIH adopted Statement of Position 98-5, which states that all pre-opening expenses will be charged to expense as they are incurred. RIH incurred $5,398 in pre-opening expenses related to the opening of the renovated casino during 1999.

Stock Based Compensation

         The Companies have elected to follow Accounting Principles Board Number 25, "Accounting For Stock Issued to Employees", and related interpretations in accounting for employee stock options. The effect of applying the fair value method proscribed by Financial Accounting Standards Board Statement Number 123 would result in net income that is not materially different from the amount reported in the accompanying statement of operations. Pro forma results of operations may not be representative of the effects on pro forma results of operations for future periods.

         Equity instruments issued to non-employees in exchange for goods or services are accounted for using the fair value method and expense is recorded based on the value determined.

Derivatives

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"). The Companies adopted SFAS 133 on January 1, 2001. The adoption of SFAS 133 did not have a material effect on earnings or the financial position of RIH.

         On the date a derivative instrument is entered into, the Company designates the derivative as (i) a fair value hedge, (ii) a cash flow hedge, or
(iii) a risk management instrument not eligible for hedge accounting. The Company recognizes all derivatives on the balance sheet at fair value. All derivatives in which the Company was engaged as of December 31, 2001 were classified as hedges for financial accounting purposes; accordingly, the fair value of the hedge is reported as a direct component of other comprehensive income.

         RIHC uses interest rate collar agreements to manage its exposure to fluctuations in interest rates on its variable rate debt. At December 31, 2001, the Company had two interest rate collar agreements outstanding with an aggregate notional principal amount of $26,966, related weighted average maximum and minimum rates of 5.5% and 2.69%, respectively, and a termination date of November 13, 2004 and December 12, 2004. The aggregate unrealized net gain for such interest rate collar agreements was $151 for the period ended December 31, 2001 and is reported as a component of prepaid expenses and other current assets on the consolidated balance sheet.

Reclassifications

         Certain amounts in the prior period financial statements have been reclassified to conform to their current period presentation.

New Accounting Pronouncements

         In the first quarter of 2001, the Emerging Issues Task Force ("EITF") reached a consensus on certain issues in EITF 00-22 "Accounting for Points and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF 00-22 requires that volume based cash rebates or refunds be shown as a reduction of revenues effective for quarters ending after February 15, 2001. RIH adopted the consensus provisions of EITF 00-22 in the first quarter of 2001. To be consistent with the 2001 presentation, approximately $11,568 and $10,257 of cash rebates and refunds, previously shown as casino expenses, were reclassified as a reduction of casino revenues for the year ended December 31, 2000 and 1999, respectively.

3.    Acquisition

         RIHC, SINA, and GGRI entered into the Purchase Agreement on October 30, 2000. Pursuant to the Purchase Agreement, RIHC acquired all of the capital stock of RIH, the Warehouse Assets (as defined in the Purchase Agreement) and all of the capital stock of New Pier Operating Company, Inc., a New Jersey corporation (collectively, the "Acquisition") on April 25, 2001 for approximately $144,800.

         The Acquisition has been accounted for using the purchase method, and accordingly, the aggregate purchase price, including transaction fees and expenses, has been allocated based on the estimated fair value of the assets acquired and liabilities assumed. As a result, the consolidated financial statements for the period subsequent to the Acquisition are presented on a different basis of accounting than those for the periods prior to the Acquisition and, therefore, are not directly comparable.

         CRH financed the Acquisition and paid related fees and expenses with:
(i) proceeds of $42.5 million from the issuance of common stock, (ii) a $17.5 million note issued by CRH to SINA (the "Seller Note"), (iii) borrowings by RIHC, guaranteed by CRH under a $90 million credit agreement (the "Credit Facility") and (iv) RIH's available cash.

         Prior to the Acquisition, RIHC conducted no business other than in connection with the Purchase Agreement and the Credit Facility.

         In connection with the Acquisition for approximately $144,800, RIHC acquired assets with a fair value of $173,900 and assumed liabilities of $29,100.

         The pro forma unaudited results of operations for the year ended December 31, 2001 and December 31, 2000, assuming consummation of the Acquisition and issuance of RIHC's common stock, Seller Note and Credit Facility as of the beginning of the periods presented are as follows:


                                                  Year ended December 31,
                                                      2001       2000
                                                      ----       ----
     Total net revenues ..........................  $243,428   $246,395
     Net income ..................................  $  8,616   $  3,085

4.    Receivables

         Components of receivables were as follows at December 31:

                                                         2001        2000
                                                         ----        ----
                                                     (Successor) (Predecessor)

     Gaming ......................................     $ 9,013      $ 9,787
     Less: allowance for doubtful accounts .......      (3,793)      (2,892)
                                                       -------      -------
                                                         5,220        6,895
     Non-gaming:

         Hotel and related .......................         398          379
         Other ...................................       2,756        1,902
                                                       -------     --------
                                                         3,154        2,281
     Less: allowance for doubtful accounts .......        (101)         (34)
                                                       -------     --------
                                                         3,053        2,247
                                                       -------     --------
     Receivables, net ............................     $ 8,273      $ 9,142
                                                       =======     ========

5.    Property and Equipment

         Components of property and equipment were as follows at December 31:

                                                           2001         2000
                                                           ----         ----
                                                       (Successor) (Predecessor)

     Land and land rights ............................... $36,886     $ 83,147
     Land improvements ..................................    --          1,028
     Hotels and other buildings .........................  71,829      170,821
     Furniture, fixtures and equipment ..................  12,800       42,008
     Construction in progress ...........................   9,090        1,478
                                                          -------     --------
                                                          130,605      298,482
     Less-accumulated depreciation ......................  (4,466)     (40,704)
                                                          -------     --------
     Net property and equipment .........................$126,139     $257,778
                                                         ========     ========

6.   Deferred Charges and Other Assets

        Components of deferred charges and other assets were as follows at December 31:

                                                           2001        2000
                                                           ----        ----
                                                       (Successor) (Predecessor)

     CRDA deposits, bonds and other investments, net ...  $18,535     $18,413
     Debt issuance costs, net ..........................    2,471       4,677
     Other .............................................    1,485         477
                                                          -------     -------
                                                          $22,491     $23,567
                                                          =======     =======

The New Jersey Casino Control Act, as amended, requires RIH to purchase bonds issued by the Casino Reinvestment Development Authority (CRDA) or make other investments authorized by the CRDA, in an amount equal to 1.25% of RIH's gross gaming revenue, as defined.

         The CRDA bonds have interest rates ranging from 3.5% to 7.0% and have repayment terms of between 20 and 50 years. The Companies record charges to expense to reflect the below-market interest rate payable on the bonds it may have to purchase to fulfill its investment obligation at the date the obligation arises. The charges for the period from April 25, 2001 to December 31, 2001, the period from January 1, 2001 to April 24, 2001, and for the years ended December 31, 2000 and 1999 for discounts on obligations arising in those years were $660, $287, $816 and $601, respectively. The discount on CRDA bonds purchased is amortized to interest income over the life of the bonds using the effective interest method.

         From time to time RIH has donated certain funds it has had on deposit with the CRDA in return for either relief from its obligation to purchase CRDA bonds or credits against future CRDA deposits. At December 31, 2001, RIH owned $4,967 face value of bonds issued by the CRDA and had $21,808 on deposit with the CRDA.

         Debt issuance costs consist of amounts incurred in connection with obtaining long-term debt. The costs are amortized over the contractual life of the loan and amortization is included in interest expense.

7.    Accrued Expenses and Other Current Liabilities

         Components of accrued expenses and other current liabilities were as follows at December 31:
                                                       2001         2000
                                                       ----         ----
                                                    (Successor)(Predecessor)

      Insurance and related costs ..................  $ 1,715      $ 1,339
      Payroll ......................................    8,099        7,548
      Unredeemed chip liability ....................    1,136        1,170
      Due to affiliates ............................        -        7,893
      Other ........................................   10,324        8,798
                                                      -------      -------
                                                      $21,274      $26,748
                                                      =======      =======

8.  Notes Payable to Affiliates

     In conjunction with the acquisition, CRH issued a $17.5 million note to SINA (the "Seller Note"). The Seller Note is subordinate to the term loans and has a 7-year term. The loan bears interest at 12.5% per annum of which 6.25% is payable in cash and 6.25% is payable in kind. There is no amortization of principal on this loan. Principal is due in full on April 25, 2008. In conjunction with the acquisition, CRH issued a note to RIHC with terms that mirror the Seller Note.

     In February 1997, SIHL and SINA (the "Issuers") issued $200,000 principal amount of 9% Senior Subordinated Notes due 2007 (the "Senior Notes") which, after costs, resulted in net proceeds of approximately $194,000. These proceeds were loaned to the Predecessor in exchange for a $200,000 promissory note (the "Predecessor Note") with terms that mirror the terms of the Senior Notes, and the Predecessor's guarantee of the Senior Notes. The outstanding balance on the Predecessor Notes was $199,337 at December 31, 2000. Interest on both the Senior Notes and the Predecessor Note was payable on March 15 and September 15 in each year. These payments commenced September 15, 1997 with an interest payment of $9,550. The Predecessor Notes were repaid as a part of the Acquisition (see Note
1).

9.  Long-Term Debt

     Long-term debt is summarized as follows at December 31:

                                                      2001         2000
                                                  ----------- -------------
                                                  (Successor) (Predecessor)
    Revolving credit facility ..................    $ 4,000      $   --
    Term loans .................................     74,700          --
    Other notes payable ........................      2,013          581
    Other financing ............................        --        79,000
                                                  ---------   ----------
                                                     80,713       79,581
    Less: current portion ......................     10,229          581
                                                  ---------   ----------
                                                    $70,484      $79,000
                                                  =========   ==========

     In conjunction with the Acquisition, RIHC borrowed $82,000 under an Amended and Restated Credit Agreement, dated April 25, 2001, from the lenders named therein (the "Credit Facility"). The Credit Facility is comprised of $80,000 in term loans (Term Loan A for $25,000 and Term Loan B for $55,000) and a $10,000 revolving credit facility. The loans under the Credit Facility are secured by substantially all of the assets of CRH, RIHC and RIH and all of the capital stock of RIHC and RIH. The revolving credit facility will mature on April 25, 2006, Term Loan A will mature on the last business day of December 2005, and Term Loan B will mature on the last business day of March 2007. The principal payments of the Term Loans are being paid on a quarterly basis, which commenced on June 29, 2001. Interest on borrowings outstanding shall be either at LIBOR or an alternative base rate, plus an applicable margin in each case. In the future the applicable margins may be changed, based on RIHC's leverage ratio, as defined in the credit agreement. As of December 31, 2001, the Company had $20,000 outstanding on Term Loan A, and $54,700 outstanding on Term Loan B, and $4,000 outstanding on the Revolving Credit Facility.

     The Credit Facility and Seller Note contain a number of covenants that, among other things, restrict the ability of CRH, RIHC, and their subsidiaries, to incur additional indebtedness, create liens on assets, dispose of assets, make investments, loans, or advances, engage in mergers or consolidations, pay dividends, engage in certain transactions with affiliates, change their respective line of business and otherwise restrict certain corporate activities. In addition, under the Credit Facility, RIHC, and its subsidiaries, are required to maintain specified financial ratios, satisfy specified financial tests, including interest coverage and leverage tests, and are limited on capital expenditures. The Credit Facility contains events of default customary for facilities of this nature. At December 31, 2001, the Company and its subsidiaries were in compliance with all financial covenants.

     On August 17, 2001, the Company financed the purchase of $2,100 of gaming equipment. The agreement is for three years with monthly payments of principal and interest with an annual interest rate equal to LIBOR plus 3.25%. As of December 31, 2001, the outstanding balance was $1,795.

     During August 1999, SIHL entered into a term credit facility (the "SIHL Facility") with a syndicate of banks led by The Bank of Nova Scotia and Societe General under which RIH is a borrower along with SIHL and Sun International Bahamas Limited, a wholly owned subsidiary of SIHL. Through December 31, 2000, funds borrowed on the SIHL Facility by RIH amounted to $79,000. Funds borrowed on the facility were repaid at the Acquisition (see Note 1) and RIH is no longer a party to the SIHL Facility.

     Due to the interest rates and terms thereof, the carrying values of the Company's long-term debt approximates their fair values as of December 31, 2001 and 2000.

10.  Related Party Transactions

     The Predecessor recorded the following expenses from SINA and its other subsidiaries for the following periods:

                                                                                      Year ended
                                                                                     December 31,
                                                                                    2000      1999
                                                                                  -------   -------
Expenses:
  Interest and amortization of discounts on notes payable to SINA ..............  $18,075   $16,598
  Interest and amortization of premiums on notes payable to other affiliate ....      --        393
  Management fee ...............................................................    6,573     8,093
  Marketing services ...........................................................    1,210     1,690
  Amortization of debt issuance costs ..........................................      531       390
  Property rentals from SINA ...................................................      244       325
  Billboard rental from affiliate ..............................................       38        50
                                                                                  -------   -------
                                                                                  $26,671   $27,539
                                                                                  =======   =======

     SINA charged RIH a management fee of three percent of gross revenues for administrative and other services. In addition to the management fee, charges for insurance costs were allocated to RIH based on relative amounts of operating revenue, payroll, property value, or other appropriate measures. The management fee and other charges were discontinued as of October 1, 2000 in connection with the Purchase Agreement discussed in Note 1.

     In connection with the Acquisition discussed in Note 1, RIH was not liable for payment of related party balances, including borrowings from SIHL or SINA.

     During the period from April 25, 2001 to December 31, 2001, the Company paid approximately $320 for fees and expenses incurred by affiliates of Colony Capital, our principal stockholder, and our directors.

11.  Retirement Plans

     RIH has a defined contribution plan in which substantially all non-union employees are eligible to participate. Employees of certain other affiliated companies are also eligible to participate in this plan. Contributions are made to the plan based on a percentage of eligible employee contributions. Contribution expense for this plan was $436, $209, $665 and $676 for the period from April 25, 2001 to December 31, 2001, the period from January 1, 2001 to April 24, 2001, and for the years ended December 31, 2000 and 1999, respectively.

     Union employees are covered by various multi-employer pension plans to which contributions are made by RIH and other unrelated employers. RIH's pension expense for these plans was $1,009, $437, $1,192 and $1,216 for the period from April 25, 2001 to December 31, 2001, the period from January 1, 2001 to April 24, 2001, and for the years ended December 31, 2000 and 1999, respectively.

12.  Income Taxes

     Income tax expense is comprised of the following for the period from April 25, 2001 to December 31, 2001:

                                                                (Successor)
    Current:
      Federal ...............................................     $5,830
      State .................................................        --
                                                                --------
                                                                   5,830
    Deferred:
      Federal ...............................................       (784)
      State .................................................        --
                                                                    (784)
                                                                --------
                                                                  $5,046
                                                                ========

         The components of the deferred tax liabilities were as follows at December 31:

                                                                                                        2001         2000
                                                                                                        ----         ----
                                                                                                     (Successor)(Predecessor)

     Deferred tax liabilities:
         Basis differences on property and equipment................................................  $ (1,730)    $ (44,300)
         Other......................................................................................        --        (1,500)
                                                                                                      --------     ---------
              Total deferred tax liabilities........................................................    (1,730)      (45,800)
     Deferred tax assets:
         NOL carryforwards..........................................................................     5,302        86,800
         Book reserves not yet deductible for tax...................................................     1,812        11,900
         Tax credit carryforwards...................................................................      --             800
         Other......................................................................................     1,289         6,900
                                                                                                      --------     ---------
              Total deferred tax assets.............................................................     8,403       106,400
         Valuation allowance for deferred tax assets................................................    (5,498)      (96,057)
                                                                                                      --------     ---------
         Deferred tax assets, net of valuation allowance............................................     2,905        10,343
                                                                                                      --------     ---------
     Net deferred tax assets (liabilities)..........................................................  $  1,175     $ (35,457)
                                                                                                      ========     =========

         The effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

                                                                         Period from        Period from
                                                                        April 25, 2001     January 1, 2001   Year ended December 31,
                                                                       to December 31,     to April 24,
                                                                             2001              2001            2000         1999
                                                                             ----             ----             ----         ----
                                                                         (Successor)     (Predecessor)   (Predecessor) (Predecessor)
Statutory Federal income tax rate............................................. 35.0%         35.0%           35.0%       35.0%
Non-deductible items and other miscellaneous matters..........................  4.5%       (25.6)%          (28.0%)     (32.2%)
Nondeductible provisions and expenses.........................................  --          (9.4)%           (7.0%)      (2.8%)
                                                                                ---          ----             ----        ----
Effective tax rate............................................................ 39.5%          0.0%            0.0%        0.0%
                                                                               ====           ====            ====        ====

         At December 31, 2001, the Company has a state net operating loss carryforward of approximately $90,500. The carryforward will expire as follows:
2004, $27,200; 2005, $2,400; 2006, $40,200; and 2007, $20,700. The Company has
reported a full valuation allowance against the carryforward because it does not expect to realize the tax benefit.

13.     Common Stock and Stock Based Compensation

         In connection with the acquisition discussed in Note 3, CRH established the 2001 Omnibus Stock Incentive Plan (the "Plan"). Awards denominated or payable in shares or options to purchase shares of CRH's common stock may be granted to officers and other key employees and consultants of CRH and its subsidiaries. The Plan permits the granting of up to 2,131 shares of Class A Common Stock and 43,122 shares of Class B Common Stock. The Board of Directors has sole discretion concerning administration of the Plan, including the determination of award goals, individuals to receive awards, types of awards, the terms and conditions of the awards, and the time at which awards will be granted. The Board of Directors may terminate the Plan at any time.

         The exercise price for awards issued under the Plan is determined by the Board of Directors and is generally equal to the fair market value of the underlying common stock at the date of the grant. During the period from April 25, 2001 to December 31, 2001, the Company granted 1,789 options to purchase Class A common shares and 36,204 options to purchase Class B common shares. All of the Class A options were granted with an exercise price of $.0475 per share and all of the Class B common shares were granted with an exercise price of $100.00 per share. These exercise prices were determined to be the fair market value of the common stock on the date of grant.

         Of the options granted during the period ended December 31, 2001, 555 options to purchase Class A common shares and 11,188 options to purchase Class B common shares were granted to an independent contractor and were immediately vested as a part of the closing of the Acquisition. The fair value of these options was approximately $291 on the Acquisition date, and this amount has been recorded as a part of the cost of the Acquisition.

         An additional 550 options to purchase Class A common shares and 11,180 options to purchase Class B common shares were also issued to an independent contractor on the Acquisition date. A portion of these options (275 Class A and 5,590 Class B) vest in equal installments (55 Class A and 1,118 Class B) from April 2002 to April 2006, and a portion of these options (275 Class A and 5,590 Class B) vest upon the Company meeting specified performance targets. All of these options may be put back to the Company or called by the Company in certain circumstances as defined in the agreement; accordingly, for financial accounting purposes, these awards are re-measured at the end of each reporting period using the fair value method and changes in fair value are recorded as compensation expense until the options are exercised.

         The remaining Class A options (684) and Class B options (13,836) were granted to employees during the period. These options vest only if the Company meets specified annual performance targets. The Company met the financial targets for the period ended December 31, 2001; accordingly, 135 Class A options and 2,767 Class B options became vested on that date. All of these options may be called by the Company in certain circumstances as defined in the agreement. For financial accounting purposes, these awards are re-measured at the end of each reporting period using the intrinsic value method and changes in intrinsic value are recorded as compensation expense at the end of each reporting period until the options are exercised.

         Compensation expense recognized on all stock option awards for the period from April 25, 2001 to December 31, 2001 was approximately $88.

14.     Supplemental Cash Flow Information

         Supplemental cash flow disclosures were as follows:

                                                                     Period from         Period from
                                                                   April 25, 2001      January 1, 2001
                                                                   to December 31,       to April 24,        Year ended December 31,
                                                                         2001               2001             2000          1999
                                                                         ----               ----             ----          ----
                                                                     (Successor)        (Predecessor)   (Predecessor)  (Predecessor)
Non-cash investment and financing transactions:
Adjustment to capital in excess of par.................................       --              --                 --        $ 373
Refinancing of obligations under capital leases........................       --              --                 --         1,444
Property and equipment acquired under capital lease obligations........ $    299              --            $ 1,417           814
Note payable issued in connection with Acquisition ...................    17,500              --                 --            --

15.     Commitments And Contingencies

Litigation

         The Companies are a defendant in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

License Renewal

         On January 19, 2000, the New Jersey Casino Control Commission (the "CCC") renewed RIH's license to operate its casino hotel complex in Atlantic City. A casino license is not transferable, and must be renewed every four years by filing an application, which must be acted upon by the CCC no later than 30 days prior to the expiration of the license there in force.

Commitments

         The Company leases land, office space and certain equipment under noncancelable operating lease arrangements. These leases expire in various years. Rent expense under these lease agreements for the period from April 25, 2001 to December 31, 2001, the period from January 1, 2001 to April 24, 2001, and for the years ended December 31, 2000, and 1999 was approximately $3,100, $433, $1,400 and $975, respectively. Future minimum lease payments under noncancelable operating leases consist of the following at December 31, 2001:

2002..............................................................................................................     $ 3,809
2003..............................................................................................................       2,409
2004..............................................................................................................       2,088
2005..............................................................................................................       2,088
2006 and thereafter...............................................................................................      24,872
                                                                                                                       -------
Total.............................................................................................................     $35,266
                                                                                                                       =======

16.     Subsequent Event

         On March 22, 2002, RIHC sold $180,000 aggregate principal amount of 11 1/2% First Mortgage Notes at a price of 97.686% yielding $175,800. Interest on the First Mortgage Notes is payable on March 15th and September 15th of each year. The First Mortgage Notes are due in March 2009. The proceeds from the First Mortgage Notes were used to repay amounts outstanding under the Credit Facility (see Note 9) and the Seller Note (see Note 8) and will be used to finance the cost to develop, construct, and equip a new hotel tower.

         On March 22, 2002, CRH issued 17,295 shares of class A common stock at a cash price of $0.0475 and 349,992 shares of class B common stock at a price of $100 to our existing shareholders for a total price of approximately $35.0 million. Of this amount, $10.0 million has been deposited in a liquidity disbursement account to be used for working capital in the event RIHC's Adjusted Consolidated EBITDA for any four fiscal quarter period ending on or prior to December 31, 2004 is less than $28.0 million.

         On March 22, 2002, in conjunction with repayment of the Credit Facility, CRH terminated its two outstanding interest rate collar agreements (see Note 2).

                                   SCHEDULE II
                  RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                                                                Balance at Charged to     Other     Balance
                                                                                Beginning  Costs and     Changes    at End
                                                                                of Period  Expenses   (Deductions)  of Period
                                                                                ---------  --------   ------------  ---------
PREDECESSOR:
Year ended December 31, 1999
    Allowances for doubtful accounts............................................ $ 2,402     $1,465    $(1,251)(a)    $ 2,616
    Valuation allowance for CRDA investments.................................... $12,725     $  601    $(3,349)(b)    $ 9,977

Year ended December 31, 2000
    Allowances for doubtful accounts............................................ $ 2,616     $1,160    $  (850)(a)    $ 2,926
    Valuation allowance for CRDA investments.................................... $ 9,977     $  816    $   (13)       $10,780

Period from January 1, 2001 to April 24, 2001
    Allowances for doubtful accounts............................................ $ 2,926     $  517    $     4        $ 3,447
    Valuation allowance for CRDA investments.................................... $10,780     $  287    $    (7)       $11,060

SUCCESSOR:

Period from April 25, 2001 to December 31, 2001
    Allowances for doubtful accounts............................................ $ 3,447     $1,038    $  (591)(a)    $ 3,894
    Valuation allowance for CRDA investments.................................... $11,060     $  660    $(1,827)(c)    $ 9,893

---------------
(a)  Write-off uncollectible amounts.
(b)  Includes the write-off of $3,336 of Vermont Plaza Bonds.
(c)  Includes the write-off of $991 of CRDA Convention Center Hotel Bonds.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Incorporated herein by reference to Colony RIH Holdings, Inc.'s and Resorts International Hotel and Casino, Inc.'s Proxy Statement for its Annual Meeting of Stockholders to be held in 2002.

Item 11. Executive Compensation.

         Incorporated herein by reference to Colony RIH Holdings, Inc.'s and Resorts International Hotel and Casino, Inc.'s Proxy Statement for its Annual Meeting of Stockholders to be held in 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Incorporated herein by reference to Colony RIH Holdings, Inc.'s and Resorts International Hotel and Casino, Inc.'s Proxy Statement for its Annual Meeting of Stockholders to be held in 2002.

Item 13. Certain Relationships and Related Transactions.

         Incorporated herein by reference to Colony RIH Holdings, Inc.'s and Resorts International Hotel and Casino, Inc.'s Proxy Statement for its Annual Meeting of Stockholders to be held in 2002.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibit
Number            Exhibit
3.1               Amended and Restated Certificate of Incorporation of Colony
                  RIH Holdings, Inc.*

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

10.4              Third Amendment to the Purchase Agreement, dated April 24,
                  2001, among Colony RIH Acquisitions, Inc., Sun International
                  North America, Inc, and GGRI, Inc.*

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

10.7              Security Agreement, dated April 25, 2001, by Colony RIH
                  Acquisitions, Inc., Colony RIH Holdings, Inc., Resorts
                  International Hotel, Inc., New Pier Operating Company, Inc., the guarantors named therein and Bankers Trust Company.*

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

10.16             Vice Chairman Agreement, dated April 25, 2001, by and among
                  Nicholas L. Ribis and Colony RIH Acquisitions, Inc.*

10.17 2001 Omnibus Stock Incentive Plan, dated April 25, 2001, by and between Colony RIH Holdings, Inc. and Nicholas L. Ribis.**

10.18             Employment Agreement, dated October 1, 2001, by and between
                  Resorts International Hotel, Inc. and Audrey S. Oswell.**

10.19             Employment Agreement, dated October 1, 2001, by and between
                  Resorts International Hotel, Inc. and Joseph A. D' Amato. **

10.20             Employment Agreement, dated October 1, 2001, by and between
                  Resorts International Hotel, Inc. and Nicholas Amato. **

10.21             Employment Agreement, dated October 1, 2001, by and between
                  Resorts International Hotel, Inc. and Rosalind Krause. **

10.22             Employment Agreement, dated October 1, 2001, by and between
                  Resorts International Hotel, Inc. and John A. Pasqualoni. **

10.23             Employment Agreement, dated October 1, 2001, by and between
                  Resorts International Hotel, Inc. and Alan J. Rivin. **

10.24             Employment Agreement, dated June 5, 2000, by and between
                  Resorts International Hotel, Inc. and Joseph Weis. **

10.25             2001 Omnibus Stock Incentive Plan.**

10.26 2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and Audrey S. Oswell. **

10.27             2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and Joseph A. D'Amato.
                  **

10.28 2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and Nicholas Amato. **

10.29 2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and Rosalind Krause. **

10.30             2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and John A. Pasqualoni.
                  **

10.31 2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and Alan J. Rivin. **

16.1              Acknowledgment of Arthur Andersen, LLP.*

99.1              Letter to Commission Pursuant to Temporary Note 3T.


21.1              Subsidiaries of the registrant.*

--------------

* Incorporated by reference to the Registrants' Form 10 filed July 13, 2001 (File No. 0-32987), as amended by Amendment No. 1,filed August 24, 2001.

** Incorporated by reference to the Registrants' Form 10-Q filed December 14, 2001, as amended by Amendment No. 1, filed
       February 20, 2002 (File No. 000-32987).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2002

                                            COLONY RIH HOLDINGS, INC.

                                            By: /s/ Joseph A. D'Amato
                                                -----------------------------
                                                Name:   Joseph A. D'Amato
                                                Title:  Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                      Date

/s/ Thomas J. Barrack, Jr.      Director, President and           March 29, 2002
---------------------------     Treasurer
Thomas J. Barrack, Jr.          (Principal Executive Officer)


/s/ Nicholas L. Ribis           Director, Vice President and      March 29, 2002
---------------------------     Secretary
Nicholas L. Ribis


/s/ Joseph A. D'Amato           Vice President                    March 29, 2002
---------------------------     (Principal Financial Officer)
Joseph A. D'Amato

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2002

                                            RESORTS INTERNATIONAL HOTEL AND
                                            CASINO, INC.

                                            By: /s/ Joseph A. D'Amato
                                                ------------------------------
                                                Name:    Joseph A. D'Amato
                                                Title:   Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                          Title                      Date

/s/ Thomas J. Barrack, Jr.      Director, President and           March 29, 2002
---------------------------     Treasurer
Thomas J. Barrack, Jr.          (Principal Executive Officer)


/s/ Nicholas L. Ribis           Vice Chairman of Board, Vice      March 29, 2002
---------------------------     President and Secretary
Nicholas L. Ribis


/s/ Joseph A. D'Amato           Vice President                    March 29, 2002
---------------------------     (Principal Financial Officer)
Joseph A. D'Amato