Form 10-Q
period 2002-03-31
COLONY RIH HOLDINGS INC; RESORTS INTERNATIONAL HOTEL & CASINO INC
filed 2002-05-14
CIK 1141270, 1141271

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2002

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                 to
                                   ---------------    -----------------------

                         Commission file number
                                                --------

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
                                 (609) 344-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---

The number of shares outstanding of Colony RIH Holdings, Inc.'s Class A Common Stock, $0.01 par value was 38,295 and the number of shares outstanding of Colony RIH Holdings, Inc.'s Class B Common Stock, $0.01 par value was 774,982, each as of May 13, 2002.

The number of shares outstanding of Resorts International Hotel and Casino, Inc.'s Common Stock, $0.01 par value was 100 as of May 13, 2002.

                            COLONY RIH HOLDINGS, INC.
                                       AND
                  RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                                                  PAGE
                                                                                                   ----
  Item 1.        Unaudited Financial Statements
                 Condensed Consolidated Balance Sheets of Colony RIH Holdings, Inc. at March         2
                 31, 2002 and December 31, 2001
                 Condensed Consolidated Statements of Operations of Colony RIH Holdings, Inc.        3
                 for the three months ended March 31, 2002 and 2001
                 Condensed Consolidated Statements of Cash Flows of Colony RIH Holdings, Inc.        4
                 for the three months ended March 31, 2002 and 2001
                 Notes to Condensed Consolidated Financial Statements of Colony RIH Holdings,        5
                 Inc.
                 Condensed Consolidated Balance Sheets of Resorts International Hotel and            8
                 Casino, Inc. at March 31, 2002 and December 31, 2001
                 Condensed Consolidated Statements of Operations of Resorts International            9
                 Hotel and Casino, Inc. for the three months ended March 31, 2002 and 2001
                 Condensed Consolidated Statements of Cash Flows of Resorts International           10
                 Hotel and Casino, Inc. for the three months ended March 31, 2002 and 2001
                 Notes to Condensed Consolidated Financial Statements of Resorts                    11
                 International Hotel and Casino, Inc.
  Item 2.        Management's Discussion and Analysis of Financial Condition and  Results           14
                 of Operations
  Item 3.        Quantitative and Qualitative Disclosures About Market Risk                         17

PART II.    OTHER INFORMATION

  Item 1.        Legal Proceedings                                                                  18
  Item 2.        Changes in Securities                                                              18
  Item 3.        Defaults Upon Senior Securities                                                    18
  Item 4.        Submission of Matters to a Vote of Security Holders                                18
  Item 5.        Other Information                                                                  18
  Item 6.        Exhibits and Reports on Form 8-K                                                   18

                          PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            COLONY RIH HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                         March 31,              December 31,
                                                                           2002                     2001
                                                                       -------------           -------------
                                 ASSETS                                 (Unaudited)
                                 ------
Current assets
       Cash and cash equivalents                                       $      28,757           $      15,363
       Receivables, net                                                        7,369                   8,273
       Inventories                                                             1,355                   1,536
       Prepaid expenses                                                        2,224                   2,818
       Deferred income taxes                                                   2,524                   2,524
                                                                       -------------           -------------
              Total current assets                                            42,229                  30,514

Property and equipment, net                                                  126,078                 126,139
Other assets (including $99,400 and $0 of restricted cash
   and cash equivalents in 2002 and 2001)                                    126,427                  22,491
                                                                       -------------           -------------
                    Total assets                                       $     294,734           $     179,144
                                                                       =============           =============


                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

Current liabilities

       Current maturities of long-term debt                            $         832           $      10,229
       Accounts payable                                                        6,478                   5,746
       Accrued interest payable                                                  575                   1,277
       Accrued expenses and other current liabilities                         23,048                  21,274
                                                                       -------------           -------------
              Total current liabilities                                       30,933                  38,526
                                                                       -------------           -------------

Long-term debt                                                               176,820                  88,502

Deferred income taxes                                                          1,349                   1,349

Redeemable common stock                                                        2,338                   2,338
                                                                       -------------           -------------

              Total liabilities                                              211,440                 130,715

Shareholders' equity
       Common stock:
              Class A - $0.01 par value, 38,295 and 21,000 shares issued and outstanding at March 31, 2002 and December 31, 2001,
              respectively                                                         -                       -
              Class B - $0.01 par value, 774,982 and 424,990 shares issued and outstanding at March 31, 2002 and December 31, 2001,
              respectively                                                         8                       4
       Capital in excess of par                                               75,780                  40,750
       Retained earnings                                                       7,506                   7,524
       Accumulated other comprehensive income                                      -                     151
                                                                       -------------           -------------
              Total shareholders' equity                                      83,294                  48,429
                                                                       -------------           -------------
                    Total liabilities and shareholders' equity         $     294,734           $     179,144
                                                                       =============           =============

   The accompanying notes are an integral part of these financial statements.

                            COLONY RIH HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               For the three months ended March 31, 2002 and 2001
                             (Dollars in thousands)

                                                                                Three months ended
                                                                                     March 31,
                                                                   ---------------------------------------------
                                                                          2002                        2001
                                                                   ------------------          -----------------
                                                                       Successor                  Predecessor
                  Revenues
                       Casino                                      $         58,084           $           52,054
                       Lodging                                                3,174                        3,083
                       Food and beverage                                      5,766                        5,386
                       Other                                                  1,289                        1,106
                       Less: promotional allowances                          (6,538)                      (5,826)
                                                                   ----------------           ------------------
                           Total net revenue                                 61,775                       55,803

                  Costs and expenses

                       Casino                                                35,330                       33,104
                       Lodging                                                  427                          656
                       Food and beverage                                      2,829                        2,791
                       Other operating                                        6,167                        6,612
                       Selling, general and administrative                    9,601                        8,078
                       Depreciation and amortization                          1,527                        4,376
                                                                   ----------------           ------------------
                           Total costs and expenses                          55,881                       55,617
                                                                   ----------------           ------------------

                           Income from operations                             5,894                          186

                  Interest income                                               230                          392
                  Interest expense                                           (2,461)                      (6,088)
                  Other expense                                                 (33)                           -
                                                                   -----------------          ------------------

                           Income (loss) before income taxes
                             and extraordinary item                           3,630                       (5,510)

                  Provision for income taxes                                 (1,452)                           -
                                                                   ----------------           ------------------

                           Income (loss) before extraordinary item            2,178                       (5,510)

                  Extraordinary loss on extinguishment of debt,
                   net of income tax benefit of $1,182                       (2,196)                           -
                                                                   -----------------          ------------------

                           Net loss                                $            (18)          $           (5,510)
                                                                   =================          ==================

   The accompanying notes are an integral part of these financial statements.

                            COLONY RIH HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
               For the three months ended March 31, 2002 and 2001
                             (Dollars in thousands)

                                                                               Three months ended
                                                                                    March 31,
                                                                             ----------------------
                                                                                2002         2001
                                                                             ---------    ---------
                                                                             Successor    Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:
     Reconciliation of net loss to net cash provided by
       operating activities-
          Net loss                                                           $     (18)   $  (5,510)
          Adjustments to reconcile net loss to net cash
            provided by operating activities-
              Extraordinary loss on extinguishment of debt                       2,196            -
              Depreciation and amortization                                      2,012        4,146
              Amortization of debt premiums, discounts
                and issuance costs                                                 183          159
              Provision for doubtful receivables                                   377          446
              Provision for discount on CRDA obligations,
                net of amortization                                               (482)         226
              Stock option costs                                                    34            -
              Net decrease in receivables                                          527          242
              Net decrease in inventories and prepaid expenses                     624           78
              Net (increase) decrease in deferred charges and other assets        (293)          85
              Net increase in accounts payable and accrued expenses              3,598        1,758
              Net increase (decrease) in interest payable                         (702)       7,568
                                                                             ---------    ---------
                  Net cash provided by operating activities                      8,056        9,198
                                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of cash and cash equivalents - restricted                        (99,400)           -
     Purchases of property and equipment                                        (1,665)        (932)
     CRDA deposits                                                                (714)        (667)
     CRDA refunds                                                                1,492            -
                                                                             ---------    ---------
                  Net cash used in investing activities                       (100,287)      (1,599)
                                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                                  180,835            -
     Payments to secure borrowings                                              (7,293)           -
     Proceeds from the issuance of common stock                                 35,000            -
     Prepayment penalty on long-term debt                                       (1,094)           -
     Debt repayments                                                          (101,925)        (235)
     Other                                                                         102            -
                                                                             ---------    ---------
                  Net cash provided by (used in) financing activities          105,625         (235)
                                                                             ---------    ---------

Net increase in cash and cash equivalents                                       13,394        7,364
Cash and cash equivalents at beginning of period                                15,363       21,453
                                                                             ---------    ---------
Cash and cash equivalents at end of period                                   $  28,757    $  28,817
                                                                             =========    =========

   The accompanying notes are an integral part of these financial statements.

                            COLONY RIH HOLDINGS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation and Consolidation - Colony RIH Holding, Inc., a Delaware corporation ("CRH", the "Company," or the "Successor"), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc. ("RIHC"), a Delaware corporation ("CRA"). RIHC, through its wholly owned subsidiary Resorts International Hotel, Inc., a New Jersey corporation ("RIH", or the "Predecessor"), owns and operates Resorts Atlantic City, a casino/hotel located in Atlantic City, NJ.

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

         On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of 11 1/2% First Mortgage Notes (the "First Mortgage Notes") at a price of 97.686% yielding $175.8 million. Concurrent with the sale of the notes, CRH issued 17,295 shares of class A common stock at a cash price of $0.0475 and 349,992 shares of class B common stock at a price of $100 to our existing shareholders for a total price of approximately $35.0 million. The proceeds from the sale of the First Mortgage Notes and issuance of stock were used to retire existing debt and will be used to finance the cost to develop, construct, and equip a new hotel tower. Additionally, $10.0 million of the proceeds from the issuance of stock has been deposited in a liquidity disbursement account to be used for working capital in the event RIHC's Adjusted Consolidated EBITDA for any four fiscal quarters ending on or prior to December 31, 2004 is less than $28.0 million. Of the proceeds, $99.4 million is considered restricted cash under the terms of the debt offering and is included in other assets on the Condensed Consolidated Balance Sheet as of March 31, 2002.

         The condensed consolidated financial statements include the accounts of CRH and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Predecessor's financial statements include the accounts of RIH.

         In June 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was issued. This Statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company adopted SFAS No. 142 on January 1, 2002. Adjusting the statement of operations for the quarter ending March 31, 2001, to reflect the adoption of SFAS No. 142 by excluding amortization of goodwill totaling $660,000 would have resulted in a net loss of $4.9 million for the quarter ended March 31, 2001.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The casino industry in Atlantic City is seasonal in nature; accordingly, operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information refer to the consolidated financial statements and footnotes thereto included in CRH's annual report on Form 10-K for the year ended December 31, 2001.

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

         The pro forma unaudited results of operations for the three months ended March 31, 2001, assuming consummation of the Acquisition and issuance of the Company's Common Stock, Seller Note, and Credit Facility as of January 1, 2001 are as follows:

Revenue                         $   55,803
Net income                             250

3.       LONG TERM DEBT

         On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of 11 1/2% First Mortgage Notes at a price of 97.686% yielding $175.8 million. Interest on the First Mortgage Notes is payable on March 15 and September 15 of each year and the First Mortgage Notes are due in full on March 15, 2009.

         The First Mortgage Notes contain certain covenants that, among other things, will limit our ability and the ability of our subsidiaries to pay dividends on, redeem or repurchase our or their capital stock, make investments, incur additional indebtedness, permit payment of or restrict dividends by certain of our subsidiaries, enter into sale leaseback transactions, sell assets, guarantee indebtedness, create certain liens, engage in transactions with affiliates, and consolidate, merge or transfer all or substantially all our assets and the assets of our subsidiaries on a consolidated basis.

         In conjunction with the Acquisition, RIHC borrowed $82.0 million under an Amended and Restated Credit Agreement, dated April 25, 2001, from the lenders named therein (the "Credit Facility"). The Credit Facility was comprised of $80.0 million in term loans (Term Loan A for $25.0 million and Term Loan B for $55.0 million) and a $10.0 million revolving credit facility. Principal payments on the term loans were being paid quarterly, commencing on June 29, 2001. Interest on borrowings outstanding was either at LIBOR or an alternative base rate, plus an applicable margin in each case. The outstanding balance on the Credit Facility was repaid with the proceeds from the sale of the First Mortgage Notes. Additionally, the Company terminated its existing interest rate collar agreements and received $102,000 in cash upon termination of these agreements.

         In conjunction with the Acquisition, CRH also issued a $17.5 million note to SINA (the "Seller Note"). The Seller Note was subordinated to the term loans under the Credit Facility and had a 7-year term. This loan had interest at 12.5% per annum of which 6.25% was payable in cash and 6.25% was paid in kind. There was no amortization of principal on this loan. The Seller Note was repaid with the proceeds from the sale of the First Mortgage Notes.

         In connection with the repayment of the Credit Facility and the Seller Note, the Company recorded an extraordinary loss, net of tax, of $2.2 million related to pre-payment penalties and the write-off of deferred financing costs associated with the Credit Facility.

4.       REDEEMABLE COMMON STOCK

         The value of stock and stock options owned by a shareholder has been classified separately from shareholders' equity as "Redeemable Common Stock" in the balance sheet to reflect the rights to require CRH to repurchase shares under certain circumstances.

                  RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                         March 31,              December 31,
                                                                           2002                     2001
                                                                       -------------           -------------
                                 ASSETS                                 (Unaudited)
                                 ------
Current assets
       Cash and cash equivalents                                       $      28,757           $      15,363
       Receivables, net                                                        7,369                   8,273
       Inventories                                                             1,355                   1,536
       Prepaid expenses                                                        2,224                   2,818
       Deferred income taxes                                                   2,524                   2,524
                                                                       -------------           -------------
              Total current assets                                            42,229                  30,514

Property and equipment, net                                                  126,078                 126,139
Other assets (including $99,400 and $0 of restricted cash
   and cash equivalents in 2002 and 2001)                                    126,427                  22,491
                                                                       -------------           -------------
                    Total assets                                       $     294,734           $     179,144
                                                                       =============           =============


                  LIABILITIES AND SHAREHOLDER'S EQUITY
                  ------------------------------------

Current liabilities

       Current maturities of long-term debt                            $         832           $      10,229
       Accounts payable                                                        6,478                   5,746
       Accrued interest payable                                                  575                     324
       Accrued interest payable to affiliates                                      -                     953
       Accrued expenses and other current liabilities                         23,048                  21,274
                                                                       -------------           -------------
              Total current liabilities                                       30,933                  38,526
                                                                       -------------           -------------

Notes payable to affiliates, net of unamortized discounts                          -                  18,018

Long-term debt                                                               176,820                  70,484

Deferred income taxes                                                          1,349                   1,349
                                                                       -------------           -------------

              Total liabilities                                              209,102                 128,377

Shareholder's equity

       Common stock ($0.01 par value, 100 shares issued and
        outstanding)                                                               -                       -
       Capital in excess of par                                               77,913                  42,879
       Retained earnings                                                       7,719                   7,737
       Accumulated other comprehensive income                                      -                     151
                                                                       -------------           -------------
              Total shareholder's equity                                      85,632                  50,767
                                                                       -------------           -------------
                    Total liabilities and shareholder's equity         $     294,734           $     179,144
                                                                       =============           =============

   The accompanying notes are an integral part of these financial statements.

                  RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               For the three months ended March 31, 2002 and 2001
                             (Dollars in thousands)

                                                              Three months ended
                                                                   March 31,
                                                 ---------------------------------------------
                                                        2002                        2001
                                                 ------------------          -----------------
                                                     Successor                  Predecessor
Revenues
     Casino                                      $         58,084           $           52,054
     Lodging                                                3,174                        3,083
     Food and beverage                                      5,766                        5,386
     Other                                                  1,289                        1,106
     Less: promotional allowances                          (6,538)                      (5,826)
                                                 ----------------           ------------------
         Total net revenue                                 61,775                       55,803

Costs and expenses
     Casino                                                35,330                       33,104
     Lodging                                                  427                          656
     Food and beverage                                      2,829                        2,791
     Other operating                                        6,167                        6,612
     Selling, general and administrative                    9,601                        8,078
     Depreciation and amortization                          1,527                        4,376
                                                 ----------------           ------------------
         Total costs and expenses                          55,881                       55,617
                                                 ----------------           ------------------

         Income from operations                             5,894                          186

Interest income                                               230                          392
Interest expense                                           (2,461)                      (6,088)
Other expense                                                 (33)                           -
                                                 -----------------          ------------------

         Income (loss) before income taxes
           and extraordinary item                           3,630                       (5,510)

Provision for income taxes                                 (1,452)                           -
                                                 ----------------           ------------------

         Income (loss) before extraordinary item            2,178                       (5,510)

Extraordinary loss on extinguishment of debt,
 net of income tax benefit of $1,182                       (2,196)                           -
                                                 -----------------          ------------------

         Net loss                                $            (18)          $           (5,510)
                                                 =================          ==================

   The accompanying notes are an integral part of these financial statements.

                  RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
               For the three months ended March 31, 2002 and 2001
                             (Dollars in thousands)

                                                                            Three months ended
                                                                                 March 31,
                                                                -----------------------------------------
                                                                       2002                  2001
                                                                --------------------  -------------------
                                                                       Successor          Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES:
     Reconciliation of net loss to net cash provided by
       operating activities-
          Net loss                                              $                (18) $            (5,510)
          Adjustments to reconcile net loss to net cash
            provided by operating activities-
              Extraordinary loss on extinguishment of debt                     2,196                     -
              Depreciation and amortization                                    2,012                 4,146
              Amortization of debt premiums, discounts
                and issuance costs                                               183                  159
              Provision for doubtful receivables                                 377                  446
              Provision for discount on CRDA obligations,
                net of amortization                                             (482)                 226
              Stock option costs                                                  34                    -
              Net decrease in receivables                                        527                  242
              Net decrease in inventories and prepaid expenses                   624                   78
              Net (increase) decrease in deferred charges and
                other assets                                                    (293)                  85
              Net increase in accounts payable and accrued
                expenses                                                       3,598                1,758
              Net increase (decrease) in interest payable                       (702)               7,568
                                                                --------------------  -------------------
                  Net cash provided by operating activities                    8,056                9,198
                                                                --------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of cash and cash equivalents - restricted                      (99,400)                   -
     Purchases of property and equipment                                      (1,665)                (932)
     CRDA deposits                                                              (714)                (667)
     CRDA refunds                                                              1,492
                                                                --------------------  -------------------
                  Net cash used in investing activities                     (100,287)              (1,599)
                                                                --------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                                180,835                    -
     Payments to secure borrowings                                            (7,293)                   -
     Proceeds from the issuance of common stock                               35,000                    -
     Advances from (repayments to) affiliates                                (18,018)                   -
     Prepayment penalty on long-term debt                                     (1,094)                   -
     Debt repayments                                                         (83,907)                (235)
     Other                                                                       102                    -
                                                                --------------------  -------------------
                  Net cash provided by (used in) financing
                    activities                                               105,625                 (235)
                                                                --------------------  -------------------

Net increase in cash and cash equivalents                                     13,394                7,364
Cash and cash equivalents at beginning of period                              15,363               21,453
                                                                --------------------  -------------------
Cash and cash equivalents at end of period                      $             28,757  $            28,817
                                                                ====================  ===================

   The accompanying notes are an integral part of these financial statements.

                  RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation and Consolidation - Colony RIH Holding, Inc., a Delaware corporation ("CRH"), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc. ("RIHC"), a Delaware corporation ("CRA", the "Company," or the "Successor"). RIHC, through its wholly owned subsidiary Resorts International Hotel, Inc., a New Jersey corporation ("RIH", or the "Predecessor"), owns and operates Resorts Atlantic City, a casino/hotel located in Atlantic City, NJ.

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

         On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of 11 1/2% First Mortgage Notes (the "First Mortgage Notes") at a price of 97.686% yielding $175.8 million. Concurrent with the sale of the notes, CRH issued 17,295 shares of class A common stock at a cash price of $0.0475 and 349,992 shares of class B common stock at a price of $100 to our existing shareholders for a total price of approximately $35.0 million. The proceeds from the sale of the First Mortgage Notes and issuance of stock were used to retire existing debt and will be used to finance the cost to develop, construct, and equip a new hotel tower. Additionally, $10.0 million of the proceeds from the issuance of stock has been deposited in a liquidity disbursement account to be used for working capital in the event RIHC's Adjusted Consolidated EBITDA for any four fiscal quarters ending on or prior to December 31, 2004 is less than $28.0 million. Of the proceeds, $99.4 million is considered restricted cash under the terms of the debt offering and is included in other assets on the Condensed Consolidated Balance Sheet as of March 31, 2002.

         The condensed consolidated financial statements include the accounts of RIHC and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Predecessor's financial statements include the accounts of RIH.

         In June 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was issued. This Statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company adopted SFAS No. 142 on January 1, 2002. Adjusting the statement of operations for the quarter ending March 31, 2001, to reflect the adoption of SFAS No. 142 by excluding amortization of goodwill totaling $660,000 would have resulted in a net loss of $4.9 million for the quarter ended March 31, 2001.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The casino industry in Atlantic City is seasonal in nature; accordingly, operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information refer to the consolidated financial statements and footnotes thereto included in CRH's annual report on Form 10-K for the year ended December 31, 2001.

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

         In connection with the Acquisition for $144.8 million, RIHC acquired assets with a fair value of $173.9 million and assumed liabilities of $29.1 million.

         The pro forma unaudited results of operations for the three months ended March 31, 2001, assuming consummation of the Acquisition and issuance of the Company's Common Stock, Seller Note, and Credit Facility as of January 1, 2001 are as follows:

Revenue                             $     55,803
Net income                                   250

3.       LONG TERM DEBT

         On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of 11 1/2% First Mortgage Notes at a price of 97.686% yielding $175.8 million. Interest on the First Mortgage Notes is payable on March 15 and September 15 of each year and the First Mortgage Notes are due in full on March 15, 2009.

         The First Mortgage Notes contain certain covenants that, among other things, will limit our ability and the ability of our subsidiaries to pay dividends on, redeem or repurchase our or their capital stock, make investments, incur additional indebtedness, permit payment of or restrict dividends by certain of our subsidiaries, enter into sale leaseback transactions, sell assets, guarantee indebtedness, create certain liens, engage in transactions with affiliates, and consolidate, merge or transfer all or substantially all our assets and the assets of our subsidiaries on a consolidated basis.

         In conjunction with the Acquisition, RIHC borrowed $82.0 million under an Amended and Restated Credit Agreement, dated April 25, 2001, from the lenders named therein (the "Credit Facility"). The Credit Facility was comprised of $80.0 million in term loans (Term Loan A for $25.0 million and Term Loan B for $55.0 million) and a $10.0 million revolving credit facility. Principal payments on the term loans were being paid quarterly, commencing on June 29, 2001. Interest on borrowings outstanding was either at LIBOR or an alternative base rate, plus an applicable margin in each case. The outstanding balance on the Credit Facility was repaid with the proceeds from the sale of the First Mortgage Notes. Additionally, the Company terminated its existing interest rate collar agreements and received $102,000 in cash upon termination of these agreements.

         In conjunction with the Acquisition, CRH also issued a $17.5 million note to SINA (the "Seller Note"). The Seller Note was subordinated to the term loans under the Credit Facility and had a 7-year term. This loan had interest at 12.5% per annum of which 6.25% was payable in cash and 6.25% was paid in kind. There was no amortization of principal on this loan. The Seller Note was repaid with the proceeds from the sale of the First Mortgage Notes.

         In connection with the repayment of the Credit Facility and the Seller Note, the Company recorded an extraordinary loss, net of tax, of $2.2 million related to pre-payment penalties and the write-off of deferred financing costs associated with the Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Prior to the completion of the Acquisition on April 25, 2001, neither CRH nor RIHC had conducted business other than in connection with the Purchase Agreement and the new Credit Facility. On April 25, 2001, RIHC, a wholly-owned subsidiary of CRH, acquired all of the outstanding capital stock of RIH, all of the outstanding capital stock of New Pier and certain related assets. RIH owns and operates Resorts Atlantic City.

         The financial information contained in "Results of Operations" and "Liquidity and Capital Resources" provides a comparison of the combination of CRH, RIHC and RIH (collectively, the "Companies") in the current year to that of RIH in the prior year.

         Results of Operations - Comparison of Three Months Ended March 31, 2002 and 2001

         Revenues

         Gaming revenues were $58.1 million for the three months ended March 31, 2002, an increase of $6.0 million (11.5%) from gaming revenues for the comparable 2001 period of $52.1 million.

         Slot revenues were $39.4 million for the three months ended March 31, 2002, an increase of $3.8 million (10.7%) from the comparable 2001 period of $35.6 million. This was due to an increase in slot handle, or dollar amounts wagered, of $114.4 million (24.1%) to $589.9 million, partially offset by a decrease in the net slot hold percentage to 6.7% for the three months ended March 31, 2002 from 7.5% for the comparable 2001 period.

         Table game revenues were $17.9 million for the three months ended March 31, 2002, an increase of $2.1 million (13.3%) from table game revenues for the comparable 2001 period of $15.8 million. The increase is attributable to a higher net table game hold percentage of 17.0% for the three months ended March 31, 2002 as compared to 15.2% for the comparable 2001 period.

         Simulcast revenues were $0.8 million for the three months ended March 31, 2002, an increase of $0.1 million (14.3%) from simulcast revenues of $0.7 million for the comparable 2001 period.

         Lodging revenues were $3.2 million for the three months ended March 31, 2002, an increase of $0.1 million (3.2%) from the comparable 2001 period of $3.1 million. Room revenues decreased due to a lower average room rate of $64.40 for the three months ended March 31, 2002, a decrease of $2.38 (3.6%) from the comparable 2001 period of $66.78. The decrease in average room rate is attributable to a decline in the complimentary room rate of $2.78 (4.3%) to $61.66 for the three months ended March 31, 2002 from $64.44 for the comparable 2001 period. For the same period, the average cash room rate increased $14.64 (19.3%) to $90.60 in 2002 from $75.96 in 2001. The occupancy rate was 88.5% for the three months ended March 31, 2002 as compared to 84.5% for the comparable period in 2001.

         Food and beverage revenues were $5.8 million for the three months ended March 31, 2002 an increase of $0.4 million (7.4%) from the comparable 2001 period of $5.4 million.

         Other revenues, which include revenues from entertainment and other miscellaneous items, were $1.3 million for the three months ended March 31, 2002 from the comparable 2001 period of $1.1 million. Entertainment revenues were $0.6 million for the three months ended March 31, 2002, an increase of $0.2 million (50.0%) from the comparable 2001 period, due to an increase in the number of headliner acts from the comparable 2001 period.

         Costs and Expenses

         Gaming costs and expenses were $35.3 million for the three months ended March 31, 2002, an increase of $2.2 million (6.6%) from the comparable 2001 period of $33.1 million. The increase is primarily due to increased promotional and marketing expenses as RIH adjusted its marketing strategy to target more profitable segments of the gaming market and the growth in slot revenues.

         Lodging expenses were $0.4 million for the three months ended March 31, 2002, a decrease of $0.3 million (42.9%), from the comparable period of 2001 of $0.7 million. RIH allocates the departmental costs of providing complimentary services to casino patrons to gaming costs and expenses. In 2002, RIH's complimentary occupancy percentage was 80.1% compared to 67.3% in 2001 resulting in a higher allocation of costs, and, therefore, lowered lodging expenses.

         Selling, general and administrative costs were $9.6 million for the three months ended March 31, 2002, an increase of $1.5 million (18.5%) from expenses for the comparable 2001 period of $8.1 million. The increase is due to higher wages and related costs, rents, advertising and other miscellaneous corporate expenses.

         Depreciation and amortization expenses were $1.5 million for the three months ended March 31, 2002, versus $4.4 million for the comparable 2001 period. The decrease of $2.9 million (65.9%) is due to the reduction in the basis of assets as a result of the Acquisition.

         Interest expense was $2.5 million for the three months ended March 31, 2002, a decrease of $3.6 million (59.0%) from the comparable period of 2001 of $6.1 million. The decline is attributable to the reduction in RIH's debt due to the Acquisition. Prior to the March 22, 2002 sale of the First Mortgage Notes, the Company's long-term debt was $88.4 million compared to $278.4 million at March 31, 2001.

         The extraordinary loss on extinguishment of debt includes a $2.4 million write-off of deferred debt issuance costs and a $1.1 million prepayment penalty resulting from the repayment of the Credit Facility.

         Liquidity and Capital Resources

         CRH's principal source of liquidity is cash flow from operations. For the three months ended March 31, 2002, cash flow from operations approximated $8.1 million, compared to $9.2 million in the same period for the prior year.

         In November 2002, CRH will begin construction of a new, 27-story hotel tower on the site of the existing 166 room Atlantic City Tower at a cost of approximately $115.5 million. The expansion will add approximately 400 hotel rooms and suites. Subject to the approval of the New Jersey Casino Control Commission, the project will add approximately 14,000 square feet of additional gaming space, and 570 slot machines. From the proceeds of the sale of the First Mortgage Notes, $89.4 million has been deposited in a construction disbursement account for use in constructing the hotel tower. Additionally, the New Jersey Casino Reinvestment Development Authority ("CRDA") will reimburse our construction costs in the amount of $9.8 million through 2003 and an additional $2.7 million in the aggregate from 2004 through 2008. The CRDA will also make an additional $1.5 million available for expenses incurred in connection with public improvements relating to the construction of the new hotel tower. RIHC intends to enter into a $20.0 million furniture, fixture and equipment facility and a $10.0 million revolving credit facility. The Companies intend to use $14.8 million of the equipment note to purchase furniture, fixtures and equipment for the new hotel tower and gaming equipment. The Companies are currently negotiating the terms of the equipment note and revolving credit facility with potential lenders, however there can be no assurances that the Companies will enter into the equipment note or revolving credit facility. It is anticipated that the pre-construction process will start as soon as July 1, 2002 and the construction of the new hotel tower will start as soon as November 1, 2002. This project is subject to many variables, including financing, regulatory and governmental approvals and typical delays associated with construction. No assurances can be given as to when this expansion project will commence or if the project will be completed. Through March 31, 2002, CRH has expended approximately $1.5 million on costs relating to the construction of the new hotel tower. For the three months ended March 31, 2002, CRH has expended $1.7 million on capital improvements and replacements including the purchases of slot machines and related equipment, computer upgrades and other facility improvements. For the remainder of 2002, CRH expects capital project spending (in addition to the tower) to total approximately $8.0 million, to include renovations of the casino floor and related areas, purchases of slot machines and associated equipment, the purchase of computer equipment and system upgrades and various facility improvements.

         At March 31, 2002, CRH's cash and cash equivalents were $28.8 million as compared to $15.4 million at December 31, 2001. Additionally, at March 31, 2002, CRH has a restricted cash balance of $99.4 million. Of the restricted cash, $89.4 million has been deposited in a construction disbursement account to be disbursed for the construction of the new hotel tower, and $10.0 million has been deposited in a liquidity disbursement account to be used for working capital in the event RIHC's Adjusted Consolidated EBITDA for any four fiscal quarters ending on or prior to December 31, 2004 is less than $28.0 million. A portion of the unrestricted cash and cash equivalents is required for the day-to-day operations of Resorts Atlantic City, which includes approximately $10.0 million of currency and coin on-hand for casino and hotel operations. This amount varies by days of the week, holidays, and seasons.

          Management believes that its existing cash and projected operating cash flows, will be sufficient to meet the cash requirements of its existing operations, including capital improvements and debt service requirements, for at least the next twelve months and the foreseeable future thereafter. Management currently believes that cash requirements of its existing operations beyond the next twelve months and the foreseeable future thereafter will consist of costs relating to construction of the new hotel tower, debt service requirements and capital improvements and replacements in the ordinary course of business, which management expects to be met by existing cash, cash flow from operations, the equipment note and our new revolving credit facility.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Interest Rate Risk

         The First Mortgage Notes have a fixed, 11 1/2% per annum rate. CRH's interest rate risk is therefore deemed immaterial.

CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This document includes various `forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent CRH's expectations or beliefs concerning future events. Statements containing expressions such as `believes', `anticipates', or `expects' used in CRH's press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although CRH believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results. CRH cautions that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of CRH's gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to CRH's officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in CRH's key markets; severe and unusual weather in CRH's key markets; adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. CRH undertakes no obligation to publicly release any revision to such forward-looking statements to reflect events or circumstances after the date thereof.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COLONY RIH HOLDINGS, INC.

Dated:  May 13, 2002                       /s/ Joseph A. D'Amato
                                         ---------------------------------------
                                         Joseph A. D'Amato
                                         Vice President
                                         (Duly Authorized Officer and Principal
                                         Financial Officer)

                                         RESORTS INTERNATIONAL HOTEL
                                         AND CASINO, INC.

Dated: May 13, 2002                        /s/ Joseph A. D'Amato
                                         ---------------------------------------
                                         Joseph A. D'Amato
                                         Vice President
                                         (Duly Authorized Officer and Principal
                                         Financial Officer)