Form 10-Q
period 2002-06-24
COLONY RIH HOLDINGS INC; RESORTS INTERNATIONAL HOTEL & CASINO INC
filed 2002-08-14
CIK 1141270, 1141271

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________ to _______________________


                         Commission file number ________

                            COLONY RIH HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                       95-4849060
   (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)

                             ----------------------

                  RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                        95-4828297
  (State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                        Identification No.)

                             ----------------------

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

The number of shares outstanding of Colony RIH Holdings, Inc.'s Class A Common Stock, $0.01 par value, was 38,295 and the number of shares outstanding of Colony RIH Holdings, Inc.'s Class B Common Stock, $0.01 par value, was 774,982, each as of August 13, 2002.

The number of shares outstanding of Resorts International Hotel and Casino, Inc.'s Common Stock, $0.01 par value, was 100 as of August 13, 2002.

                            COLONY RIH HOLDINGS, INC.
                                       AND
                  RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                              PAGE
                                                                                            ----
  Item 1.  Unaudited Financial Statements
           Condensed Consolidated Balance Sheets of Colony RIH Holdings, Inc. at June          2
           30, 2002 and December 31, 2001
           Condensed Consolidated Statements of Operations of Colony RIH Holdings, Inc.        3
           for the six months ended June 30, 2002 and 2001
           Condensed Consolidated Statements of Cash Flows of Colony RIH Holdings, Inc.        4
           for the six months ended June 30, 2002 and 2001
           Notes to Condensed Consolidated Financial Statements of Colony RIH Holdings,        5
           Inc.
           Condensed Consolidated Balance Sheets of Resorts International Hotel and            8
           Casino, Inc. at June 30, 2002 and December 31, 2001
           Condensed Consolidated Statements of Operations of Resorts International            9
           Hotel and Casino, Inc. for the six months ended June 30, 2002 and 2001
           Condensed Consolidated Statements of Cash Flows of Resorts International           10
           Hotel and Casino, Inc. for the six months ended June 30, 2002 and 2001
           Notes to Condensed Consolidated Financial Statements of Resorts                    11
           International Hotel and Casino, Inc.
  Item 2.  Management's Discussion and Analysis of Financial Condition and  Results           13
           of Operations
  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         17

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                  17
  Item 2.  Changes in Securities                                                              17
  Item 3.  Defaults Upon Senior Securities                                                    17
  Item 4.  Submission of Matters to a Vote of Security Holders                                17
  Item 5.  Other Information                                                                  18
  Item 6.  Exhibits and Reports on Form 8-K                                                   18

                          PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            COLONY RIH HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                         June 30,               December 31,
                                                                           2002                     2001
                                                                       -------------           -------------
                                 ASSETS                                 (Unaudited)
                                 ------

Current assets
       Cash and cash equivalents                                       $      35,181           $      15,363
       Receivables, net                                                        8,952                   8,273
       Inventories                                                             1,431                   1,536
       Prepaid expenses                                                        3,438                   2,818
       Deferred income taxes                                                   2,590                   2,524
                                                                       -------------           -------------
              Total current assets                                            51,592                  30,514

Property and equipment, net                                                  133,576                 126,139
Other assets (including $99,411 and $0 of restricted cash
   and cash equivalents in 2002 and 2001, respectively)                      127,447                  22,491
                                                                       -------------           -------------
                    Total assets                                       $     312,615           $     179,144
                                                                       =============           =============


                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

Current liabilities

       Current maturities of long-term debt                            $         857           $      10,229
       Accounts payable                                                        7,941                   5,746
       Accrued interest payable                                                5,750                   1,277
       Accrued expenses and other current liabilities                         25,245                  21,274
                                                                       -------------           -------------
              Total current liabilities                                       39,793                  38,526
                                                                       -------------           -------------

Long-term debt                                                               183,218                  88,502

Deferred income taxes                                                          1,349                   1,349

Redeemable common stock                                                        3,875                   2,338
                                                                       -------------           -------------
              Total liabilities                                              228,235                 130,715

Shareholders' equity
       Common stock:
              Class A                                                              -                       -
              Class B                                                              8                       4
       Capital in excess of par                                               74,104                  40,750
       Retained earnings                                                      10,268                   7,524
       Accumulated other comprehensive income                                      -                     151
                                                                       -------------           -------------
              Total shareholders' equity                                      84,380                  48,429
                                                                       -------------           -------------
                    Total liabilities and shareholders' equity         $     312,615           $     179,144
                                                                       =============           =============


   The accompanying notes are an integral part of these financial statements.

                            COLONY RIH HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
            For the three and six months ended June 30, 2002 and 2001
                             (Dollars in thousands)

                                                  Three months ended                                  Six months ended
                                                       June 30,                                         June 30,
                                       ---------------------------------------------   --------------------------------------------
                                                 April 1, 2001 to  April 25, 2001 to           January 1, 2001 to April 25, 2001 to
                                         2002       April 24, 2001     June 30, 2001    2002       April 24, 2001     June 30, 2001
                                       ---------  ----------------  ----------------   ------  ------------------ -----------------
                                       Successor     Predecessor       Successor       Successor     Predecessor        Successor
Revenues
  Casino                              $  62,152    $    16,166   $     41,334          $  120,236  $      68,220   $      41,334
  Lodging                                 3,409            913          2,660               6,583          3,996           2,660
  Food and beverage                       6,362          1,591          4,783              12,128          6,977           4,783
  Other                                   2,204            417          1,309               3,493          1,523           1,309
  Less: promotional allowances           (7,038)        (1,684)        (4,639)            (13,576)        (7,510)         (4,639)
                                      ---------  -------------   ------------          ----------  -------------   -------------
    Total net revenue                    67,089         17,403         45,447             128,864         73,206          45,447

Costs and expenses
  Casino                                 36,520          9,130         25,342              71,850         42,234          25,342
  Lodging                                   522            257            674                 949            913             674
  Food and beverage                       3,333            848          2,696               6,162          3,639           2,696
  Other operating                         6,329          1,681          4,375              12,496          8,293           4,375
  Selling, general and administrative     9,097          2,454          5,855              18,698         10,532           5,855
  Depreciation and amortization           1,722            949          1,220               3,249          5,325           1,220
                                      ---------  -------------   ------------          ----------  -------------   -------------
    Total costs and expenses             57,523         15,319         40,162             113,404         70,936          40,162

    Income from operations                9,566          2,084          5,285              15,460          2,270           5,285

Interest income                             620            118           195                 850            510             195
Interest expense                         (5,628)        (1,585)       (1,919)             (8,089)        (7,673)         (1,919)
Other expense                               (24)             -           (86)                (57)             -             (86)
                                      ---------  -------------  ------------           ---------  -------------    ------------

    Income (loss) before income taxes
     and extraordinary item               4,534            617         3,475               8,164         (4,893)          3,475

Provision for income taxes               (1,773)             -        (1,337)             (3,225)             -          (1,337)
                                      ---------  -------------  ------------           ---------  -------------    ------------

    Income (loss) before
     extraordinary item                   2,761            617         2,138               4,939         (4,893)          2,138

Extraordinary loss on extinguishment
 of debt, net of income tax benefit
 of $1,182                                    -              -             -              (2,196)             -               -
                                      ---------  -------------  ------------           ---------  -------------    ------------

    Net income (loss)                 $   2,761     $      617  $      2,138           $   2,743  $      (4,893)   $      2,138
                                      =========  =============  ============           =========  =============    ============

   The accompanying notes are an integral part of these financial statements.

                            COLONY RIH HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                 For the six months ended June 30, 2002 and 2001
                             (Dollars in thousands)

                                                                                             Six months ended
                                                                                                 June 30,
                                                                           --------------------------------------------------------
                                                                                            January 1, 2001 to    April 25, 2001 to
                                                                              2002            April 24, 2001         June 30, 2001
                                                                           -----------      ------------------    -----------------
                                                                             Successor           Predecessor            Successor
CASH FLOWS FROM OPERATING ACTIVITIES:
     Reconciliation of net income (loss) to net cash provided by operating activities-
          Net income (loss)                                               $    2,743       $        (4,893)               2,138
          Adjustments to reconcile net income (loss) to net cash
            provided by operating activities-
              Extraordinary loss on extinguishment of debt, net
                of income tax benefit                                          2,196                     -                    -
              Depreciation and amortization                                    4,104                 5,038                1,038
              Amortization of debt premiums, discounts
                and issuance costs                                               542                   203                  203
              Provision for doubtful receivables                                 739                   517                  142
              Provision for (reversal of) discount on CRDA obligations,
                net of amortization                                             (851)                  280                  180
              Other                                                             (104)                    -                    -
              Net (increase) decrease in receivables                          (1,418)                  684                 (427)
              Net increase in inventories and prepaid expenses                  (732)               (1,600)              (2,030)
              Net (increase) decrease in deferred charges and
               other assets                                                      (98)                   72                 (116)
              Net increase (decrease) in accounts payable and
               accrued expenses                                                7,210                  (572)                 662
              Net increase in interest payable                                 4,473                 9,109                  413
                                                                          ----------       ---------------     ----------------
                  Net cash provided by operating activities                   18,804                 8,838                2,203
                                                                          ----------       ---------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of cash and cash equivalents - restricted                      (99,400)                    -                    -
     Purchases of property and equipment                                      (4,439)               (1,229)              (2,827)
     CRDA deposits                                                            (1,420)               (1,332)                   -
     CRDA refunds                                                              1,492                     -                    -
     Purchase of RIH, net of cash acquired                                         -                     -              (97,004)
                                                                          ----------       ---------------     ----------------
                  Net cash used in investing activities                     (103,767)               (2,561)             (99,831)
                                                                          ----------       ---------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                                180,835                     -               84,000
     Payments to secure borrowings                                            (7,931)                    -               (6,808)
     Proceeds from the issuance of common stock                               33,463                     -               40,375
     Proceeds from the issuance of redeemable common stock                     1,537                     -                2,125
     Prepayment penalty on repayment of long-term debt                        (1,094)                    -                    -
     Debt repayments                                                        (102,131)                 (234)              (3,114)
     Other                                                                       102                     -                    -
                                                                          ----------       ---------------     ----------------
                  Net cash provided by (used in) financing activities        104,781                  (234)             116,578
                                                                          ----------       ---------------     ----------------

Net increase in cash and cash equivalents                                     19,818                 6,043               18,950
Cash and cash equivalents at beginning of period                              15,363                21,453                    -
                                                                          ----------       ---------------     ----------------
Cash and cash equivalents at end of period                                $   35,181       $        27,496     $         18,950
                                                                          ==========       ===============     ================

   The accompanying notes are an integral part of these financial statements.

                            COLONY RIH HOLDINGS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation and Consolidation - Colony RIH Holdings, Inc., a Delaware corporation ("CRH", the "Company," or the "Successor"), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc., a Delaware corporation ("RIHC"). RIHC, through its wholly owned subsidiary Resorts International Hotel, Inc., a New Jersey corporation ("RIH", or the "Predecessor"), owns and operates Resorts Atlantic City, a casino/hotel located in Atlantic City, NJ.

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

         The Acquisition has been accounted for using the purchase method, and accordingly, the aggregate purchase price, including transaction fees and expenses, has been allocated based on the fair value of the assets acquired and liabilities assumed. As a result, the condensed consolidated financial statements for the period subsequent to the Acquisition are presented on a different basis of accounting than those for the periods prior to the Acquisition and, therefore, are not directly comparable.

         On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of 11 1/2% First Mortgage Notes (the "First Mortgage Notes") at a price of 97.686% yielding $175.8 million. Concurrent with the sale of the notes, CRH issued 17,295 shares of class A common stock at a cash price of $0.0475 and 349,992 shares of class B common stock at a price of $100 to our existing shareholders for a total price of approximately $35.0 million. The proceeds from the sale of the First Mortgage Notes and issuance of stock were used to retire existing debt and will be used to finance the cost to develop, construct, and equip a new hotel tower. Additionally, $10.0 million of the proceeds from the issuance of stock has been deposited in a liquidity disbursement account to be used for working capital in the event RIHC's Adjusted Consolidated EBITDA for any four fiscal quarters ending on or prior to December 31, 2004 is less than $28.0 million. Of the proceeds, $99.4 million is considered restricted cash under the terms of the debt offering and is included in other assets on the Condensed Consolidated Balance Sheet as of June 30, 2002.

         The condensed consolidated financial statements include the accounts of CRH and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Predecessor's financial statements include the accounts of RIH.

         In June 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was issued. This Statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company adopted SFAS No. 142 on January 1, 2002. Adjusting the statement of operations to reflect the adoption of SFAS No. 142 by excluding amortization of goodwill totaling $836,000 would have resulted in a net loss of $4.1 million for the period from January 1, 2001 to April 24, 2001.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The casino industry in Atlantic City is seasonal in nature; accordingly, operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         The balance sheet at December 31, 2001 has been derived from the audited financial statement at that date but does not include all of the information and notes required by generally accepted accounting principles for the complete financial statements.

         For further information, refer to the consolidated financial statements and notes thereto included in CRH's annual report on Form 10-K for the year ended December 31, 2001.

2.       EFFECTS OF ACQUISITION FINANCING

         CRH financed the Acquisition and paid related fees and expenses with:
(i) proceeds of $42.5 million from the issuance of common stock, (ii) a $17.5 million note issued by CRH to SINA (the "Seller Note"), (iii) borrowings by RIHC, guaranteed by CRH under a $90.0 million credit agreement (the "Credit Facility") and (iv) RIH's available cash.

         Prior to the Acquisition, CRH conducted no business other than in connection with the Purchase Agreement and the Credit Facility.

         In connection with the Acquisition for approximately $144.8 million, CRH acquired assets with a fair value of $173.9 million and assumed liabilities of $29.1 million.

         The pro forma unaudited results of operations for the six months ended June 30, 2001, assuming consummation of the Acquisition and issuance of the Company's Common Stock, Seller Note, and Credit Facility as of January 1, 2001 are as follows:

Revenue                                   $    118,653
Net income                                       3,031

3.       LONG TERM DEBT

         On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of First Mortgage Notes at a price of 97.686% yielding $175.8 million. Interest on the First Mortgage Notes is payable on March 15 and September 15 of each year and the First Mortgage Notes are due in full on March 15, 2009.

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

         In conjunction with the Acquisition, RIHC borrowed $82.0 million under an Amended and Restated Credit Agreement, dated April 25, 2001, from the lenders named therein. The Credit Facility was comprised of $80.0 million in term loans (Term Loan A for $25.0 million and Term Loan B for $55.0 million) and a $10.0 million revolving credit facility. Principal payments on the term loans were due quarterly, commencing on June 29, 2001. Interest on borrowings outstanding was either at LIBOR or an alternative base rate, plus an applicable margin in each case. The outstanding balance on the Credit Facility was repaid on March 22, 2002 with the proceeds from the sale of the First Mortgage Notes. Additionally, the Company terminated its existing interest rate collar agreements and received $102,000 in cash upon termination of these agreements.

         In conjunction with the Acquisition, CRH also issued a $17.5 million note to SINA. The Seller Note was subordinated to the term loans under the Credit Facility and had a 7-year term. This loan had interest at 12.5% per annum of which 6.25% was payable in cash and 6.25% was paid in kind. There was no amortization of principal on this loan. The Seller Note was repaid on March 22, 2002, with the proceeds from the sale of the First Mortgage Notes.

         In connection with the repayment of the Credit Facility and the Seller Note, the Company recorded an extraordinary loss, net of tax, of $2.2 million related to pre-payment penalties and the write-off of deferred financing costs associated with the Credit Facility.

4.       REDEEMABLE COMMON STOCK

         The value of stock and stock options owned by a shareholder has been classified separately from shareholders' equity as "Redeemable Common Stock" in the balance sheet to reflect such shareholder's right to require CRH to repurchase shares under certain circumstances.

5.       SUBSEQUENT EVENT

         On July 3, 2002, the State of New Jersey passed the New Jersey Tax Act (the "Act"). This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002. As a result of the change in the tax law, the Company has preliminarily estimated that it will record a charge of approximately $500,000 to $700,000, net of federal income tax benefit, for the year ended December 31, 2002. This charge will be recorded beginning in the period in which the tax law (third quarter) was passed in accordance with Financial Accounting Standards Board Statement Number 109, Accounting For Income Taxes.

                  RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                     June 30,             December 31,
                                                                       2002                   2001
                                                                   -------------         -------------
                                 ASSETS                             (Unaudited)
                                 ------
Current assets
       Cash and cash equivalents                                   $      35,181         $      15,363
       Receivables, net                                                    8,952                 8,273
       Inventories                                                         1,431                 1,536
       Prepaid expenses                                                    3,438                 2,818
       Deferred income taxes                                               2,590                 2,524
                                                                   -------------         -------------
              Total current assets                                        51,592                30,514

Property and equipment, net                                              133,576               126,139
Other assets (including $99,411 and $0 of restricted cash
   and cash equivalents in 2002 and 2001, respectively)                  127,447                22,491
                                                                   -------------         -------------
                    Total assets                                   $     312,615         $     179,144
                                                                   =============         =============


                  LIABILITIES AND SHAREHOLDER'S EQUITY
                  ------------------------------------

Current liabilities
       Current maturities of long-term debt                        $         857         $      10,229
       Accounts payable                                                    7,941                 5,746
       Accrued interest payable                                            5,750                   324
       Accrued interest payable to affiliates                                  -                   953
       Accrued expenses and other current liabilities                     25,245                21,274
                                                                   -------------         -------------
              Total current liabilities                                   39,793                38,526
                                                                   -------------         -------------

Notes payable to affiliates, net of unamortized discounts                      -                18,018

Long-term debt                                                           183,218                70,484

Deferred income taxes                                                      1,349                 1,349
                                                                   -------------         -------------

              Total liabilities                                          224,360               128,377

Shareholder's equity
       Common stock                                                            -                     -
       Capital in excess of par                                           77,774                42,879
       Retained earnings                                                  10,481                 7,737
       Accumulated other comprehensive income                                 -                    151
                                                                   -------------         -------------
              Total shareholder's equity                                  88,255                50,767
                                                                   -------------         -------------
                    Total liabilities and shareholder's equity     $     312,615         $     179,144
                                                                   =============         =============

   The accompanying notes are an integral part of these financial statements.

                  RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
            For the three and six months ended June 30, 2002 and 2001
                             (Dollars in thousands)

                                                  Three months ended                                Six months ended
                                                       June 30,                                         June 30,
                                    ----------------------------------------------    ---------------------------------------------
                                                     April 1, 2001   April 25, 2001                January 1, 2001   April 25, 2001
                                         2002     to April 24, 2001 to June 30, 2001       2002   to April 24, 2001 to June 30, 2001
                                    -------------   --------------   -------------    -----------   -------------    --------------
                                      Successor      Predecessor       Successor       Successor     Predecessor        Successor
Revenues

   Casino                           $      62,152   $       16,166   $      41,334    $   120,236   $      68,220    $       41,334
   Lodging                                  3,409              913           2,660          6,583           3,996             2,660
   Food and beverage                        6,362            1,591           4,783         12,128           6,977             4,783
   Other                                    2,204              417           1,309          3,493           1,523             1,309
   Less: promotional allowances            (7,038)          (1,684)         (4,639)       (13,576)         (7,510)           (4,639)
                                    -------------   --------------   -------------    -----------   -------------    --------------
     Total net revenue                     67,089           17,403          45,447        128,864          73,206            45,447

Costs and expenses

   Casino                                  36,520            9,130          25,342         71,850          42,234            25,342
   Lodging                                    522              257             674            949             913               674
   Food and beverage                        3,333              848           2,696          6,162           3,639             2,696
   Other operating                          6,329            1,681           4,375         12,496           8,293             4,375
   Selling, general and
      administrative                        9,097            2,454           5,855         18,698          10,532             5,855
   Depreciation and amortization            1,722              949           1,220          3,249           5,325             1,220
                                    -------------   --------------   -------------    -----------   -------------    --------------
     Total costs and expenses              57,523           15,319          40,162        113,404          70,936            40,162

     Income from operations                 9,566            2,084           5,285         15,460           2,270             5,285

Interest income                               620              118             195            850             510               195
Interest expense                           (5,628)          (1,585)         (1,919)        (8,089)         (7,673)           (1,919)
Other expense                                 (24)               -             (86)           (57)              -               (86)
                                    -------------   --------------   -------------    -----------   -------------    --------------

     Income (loss) before income
        taxes and extraordinary
        item                                4,534              617           3,475          8,164          (4,893)            3,475

Provision for income taxes                 (1,773)               -          (1,337)        (3,225)              -            (1,337)
                                    -------------   --------------   -------------    -----------   -------------    --------------

     Income (loss) before
        extraordinary item                  2,761              617           2,138          4,939          (4,893)            2,138

Extraordinary loss on extinguishment
       of debt, net of income tax
       benefit of $1,182                        -                -               -         (2,196)              -                 -
                                    -------------   --------------   -------------    -----------   -------------    --------------

     Net income (loss)              $       2,761   $          617   $       2,138    $     2,743   $      (4,893)   $        2,138
                                    =============   ==============   =============    ===========   =============    ==============

   The accompanying notes are an integral part of these financial statements.

                  RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                 For the six months ended June 30, 2002 and 2001
                             (Dollars in thousands)

                                                                                                 Six months ended
                                                                                                     June 30,
                                                                           ---------------------------------------------------------
                                                                                             January 1, 2001 to   April 25, 2001 to
                                                                                2002           April 24, 2001        June 30, 2001
                                                                           ----------------  -----------------    ------------------
                                                                                 Successor          Predecessor          Successor
CASH FLOWS FROM OPERATING ACTIVITIES:
     Reconciliation of net income (loss) to net cash provided by operating activities-
          Net income (loss)                                                     $      2,743    $       (4,893)             2,138
          Adjustments to reconcile net income (loss) to net cash
            provided by operating activities-
              Extraordinary loss on extinguishment of debt, net
                of income tax benefit                                                  2,196                 -                  -
              Depreciation and amortization                                            4,104             5,038              1,038
              Amortization of debt premiums, discounts
                and issuance costs                                                       542               203                203
              Provision for doubtful receivables                                         739               517                142
              Provision for (reversal of) discount on CRDA obligations,
                net of amortization                                                     (851)              280                180
              Other                                                                     (104)                -                  -
              Net (increase) decrease in receivables                                  (1,418)              684               (427)
              Net increase in inventories and prepaid expenses                          (732)           (1,600)            (2,030)
              Net (increase) decrease in deferred charges and other
               assets                                                                    (98)               72               (116)
              Net increase (decrease) in accounts payable and accrued expenses         7,210             (572)                662
              Net increase in interest payable                                         4,473             9,109                413
                                                                                ------------    --------------    ---------------
                  Net cash provided by operating activities                           18,804             8,838              2,203
                                                                                ------------    --------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of cash and cash equivalents - restricted                              (99,400)                -                  -
     Purchases of property and equipment                                              (4,439)           (1,229)            (2,827)
     CRDA deposits                                                                    (1,420)           (1,332)                 -
     CRDA refunds                                                                      1,492                 -                 -
     Purchase of RIH, net of cash acquired                                                 -                 -            (97,004)
                                                                                ------------    --------------    ---------------
                  Net cash used in investing activities                             (103,767)           (2,561)           (99,831)
                                                                                ------------    --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings                                                        180,835                 -             84,000
     Payments to secure borrowings                                                    (7,931)                -             (6,808)
     Repayments to affiliates                                                        (18,018)                -                  -
     Prepayment penalty on repayment of long-term debt                                (1,094)                -                  -
     Debt repayments                                                                 (84,113)             (234)            (3,114)
     Capital contribution from Parent                                                 35,000                 -             42,500
     Other                                                                               102                 -                  -
                                                                                ------------    --------------    ---------------
                  Net cash provided by (used in) financing activities                104,781              (234)           116,578
                                                                                ------------    --------------    ---------------

Net increase in cash and cash equivalents                                             19,818             6,043             18,950
Cash and cash equivalents at beginning of period                                      15,363            21,453                  -
                                                                                ------------    --------------    ---------------
Cash and cash equivalents at end of period                                      $     35,181    $       27,496    $        18,950
                                                                                ============    ==============    ===============

   The accompanying notes are an integral part of these financial statements.

                  RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation and Consolidation - Colony RIH Holdings, Inc., a Delaware corporation ("CRH"), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc., a Delaware corporation ("RIHC", the "Company," or the "Successor"). RIHC, through its wholly owned subsidiary Resorts International Hotel, Inc., a New Jersey corporation ("RIH", or the "Predecessor"), owns and operates Resorts Atlantic City, a casino/hotel located in Atlantic City, NJ.

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

         The Acquisition has been accounted for using the purchase method, and accordingly, the aggregate purchase price, including transaction fees and expenses, has been allocated based on the fair value of the assets acquired and liabilities assumed. As a result, the condensed consolidated financial statements for the period subsequent to the Acquisition are presented on a different basis of accounting than those for the periods prior to the Acquisition and, therefore, are not directly comparable.

         On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of 11 1/2% First Mortgage Notes (the "First Mortgage Notes") at a price of 97.686% yielding $175.8 million. Concurrent with the sale of the notes, CRH issued 17,295 shares of class A common stock at a cash price of $0.0475 and 349,992 shares of class B common stock at a price of $100 to our existing shareholders for a total price of approximately $35.0 million. The proceeds from the sale of the First Mortgage Notes and issuance of stock were used to retire existing debt and will be used to finance the cost to develop, construct, and equip a new hotel tower. Additionally, $10.0 million of the proceeds from the issuance of stock has been deposited in a liquidity disbursement account to be used for working capital in the event RIHC's Adjusted Consolidated EBITDA for any four fiscal quarters ending on or prior to December 31, 2004 is less than $28.0 million. Of the proceeds, $99.4 million is considered restricted cash under the terms of the debt offering and is included in other assets on the Condensed Consolidated Balance Sheet as of June 30, 2002.

         The condensed consolidated financial statements include the accounts of CRH and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Predecessor's financial statements include the accounts of RIH.

         In June 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was issued. This Statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company adopted SFAS No. 142 on January 1, 2002. Adjusting the statement of operations to reflect the adoption of SFAS No. 142 by excluding amortization of goodwill totaling $836,000 would have resulted in a net loss of $4.1 million for the period from January 1, 2001 to April 24, 2001.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The casino industry in Atlantic City is seasonal in nature; accordingly, operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         The balance sheet at December 31, 2001 has been derived from the audited financial statement at that date but does not include all of the information and notes required by generally accepted accounting principles for the complete financial statements.

         For further information, refer to the consolidated financial statements and notes thereto included in CRH's annual report on Form 10-K for the year ended December 31, 2001.

2.       EFFECTS OF ACQUISITION FINANCING

         CRH financed the Acquisition and paid related fees and expenses with:
(i) proceeds of $42.5 million from the issuance of common stock, (ii) a $17.5 million note issued by CRH to SINA (the "Seller Note"), (iii) borrowings by RIHC, guaranteed by CRH under a $90.0 million credit agreement (the "Credit Facility") and (iv) RIH's available cash.

         Prior to the Acquisition, CRH conducted no business other than in connection with the Purchase Agreement and the Credit Facility.

         In connection with the Acquisition for approximately $144.8 million, CRH acquired assets with a fair value of $173.9 million and assumed liabilities of $29.1 million.

         The pro forma unaudited results of operations for the six months ended June 30, 2001, assuming consummation of the Acquisition and issuance of the Company's Common Stock, Seller Note, and Credit Facility as of January 1, 2001 are as follows:

Revenue                              $          118,653
Net income                                        3,031

3.       LONG TERM DEBT

         On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of First Mortgage Notes at a price of 97.686% yielding $175.8 million. Interest on the First Mortgage Notes is payable on March 15 and September 15 of each year and the First Mortgage Notes are due in full on March 15, 2009.

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

         In conjunction with the Acquisition, RIHC borrowed $82.0 million under an Amended and Restated Credit Agreement, dated April 25, 2001, from the lenders named therein. The Credit Facility was comprised of $80.0 million in term loans (Term Loan A for $25.0 million and Term Loan B for $55.0 million) and a $10.0 million revolving credit facility. Principal payments on the term loans were due quarterly, commencing on June 29, 2001. Interest on borrowings outstanding was either at LIBOR or an alternative base rate, plus an applicable margin in each case. The outstanding balance on the Credit Facility was repaid on March 22, 2002, with the proceeds from the sale of the First Mortgage Notes. Additionally, the Company terminated its existing interest rate collar agreements and received $102,000 in cash upon termination of these agreements.

         In conjunction with the Acquisition, CRH also issued a $17.5 million note to SINA. The Seller Note was subordinated to the term loans under the Credit Facility and had a 7-year term. This loan had interest at 12.5% per annum of which 6.25% was payable in cash and 6.25% was paid in kind. There was no amortization of principal on this loan. The Seller Note was repaid on March 22, 2002, with the proceeds from the sale of the First Mortgage Notes.

         In connection with the repayment of the Credit Facility and the Seller Note, the Company recorded an extraordinary loss, net of tax, of $2.2 million related to pre-payment penalties and the write-off of deferred financing costs associated with the Credit Facility.

4.       SUBSEQUENT EVENT

         On July 3, 2002, the State of New Jersey passed the New Jersey Tax Act (the "Act"). This Act, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Act is retroactive to January 1, 2002. As a result of the change in the tax law, the Company has preliminarily estimated that it will record a charge of approximately $500,000 to $700,000, net of federal income tax benefit, for the year ended December 31, 2002. This charge will be recorded beginning in the period in which the tax law (third quarter) was passed in accordance with Financial Accounting Standards Board Statement Number 109, Accounting For Income Taxes.

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

         The financial information contained in "Results of Operations" and "Liquidity and Capital Resources" provides a comparison of the combination of CRH, RIHC and RIH (collectively, the "Companies") in the current year to that of RIH in the prior year. CRH and RIHC are successor company to RIH and, accordingly, is on a different basis of accounting than RIH; however, we believe amounts included in revenue and certain costs and expenses are comparable.

         Results of Operations - Comparison of Three Months Ended June 30, 2002 and 2001

         Revenues

         Gaming revenues were $62.2 million for the three months ended June 30, 2002, an increase of $4.7 million, or 8.2%, from gaming revenues for the comparable 2001 period of $57.5 million.

         Slot revenues were $44.2 million for the three months ended June 30, 2002, an increase of $3.0 million, or 7.3%, from the comparable 2001 period of $41.2 million. This was due to an increase in slot handle, or dollar amounts wagered, of $104.5 million, or 19.4%, to $644.4 million, partially offset by a decrease in the net slot hold percentage to 6.9% for the three months ended June 30, 2002 from 7.6% for the comparable 2001 period.

         Table game revenues were $17.2 million for the three months ended June 30, 2002, an increase of $1.7 million, or 11.0%, from table game revenues for the comparable 2001 period of $15.5 million. This was due to an increase in table game hold percentage to 15.3% for the three months ended June 30, 2002 from 13.1% for the comparable 2001 period, partially offset by a decrease in table game drop, or the dollar amount of chips purchased, of $6.1 million, or 5.1%, to $112.5 million for the three months ended June 30, 2002 from $118.6 million for the comparable 2001 period.

         Lodging revenues were $3.4 million for the three months ended June 30, 2002, a decrease of $0.2 million, or 5.6%, from the comparable 2001 period of $3.6 million. Lodging revenues decreased due to a decline in the average room rate from $66.41 for the three months ended June 30, 2001 to $65.06 for the current period. The decline in average room rate is attributable to a reduction in the complimentary room rate of $3.16, or 5.0%, to $60.06 for the three months ended June 30, 2002 from $63.22 for the comparable 2001 period. For the same periods, cash room rates increased $35.79, or 47.4%, to $111.33 in 2002 from $75.54 in 2001. Also contributing to the decrease in lodging revenues was the decline in occupancy rate to 91.6% for the three months ended June 30, 2002 from 92.8% for the comparable period in 2001.

         Other revenues, which include revenues from entertainment and other miscellaneous items, were $2.2 million for the three months ended June 30, 2002, an increase of $0.5 million, or 29.4%, from the comparable 2001 period. Entertainment revenues were $1.0 million for the three months ended June 30, 2002, an increase of $0.4 million, or 66.7%, from the comparable 2001 period of $0.6 million, due to an increase in the number of headliner acts from the comparable 2001 period.

         Costs and Expenses

         Gaming costs and expenses were $36.5 million for the three months ended June 30, 2002, an increase of $2.0 million, or 5.8% from gaming expenses for the comparable 2001 period of $34.5 million, primarily due to increased promotional and marketing expenses as the Company adjusted its marketing strategy to target more profitable segments of the gaming market as well as growth in slot revenue.

         Lodging costs and expenses were $0.5 million for the three months ended June 30, 2002, a decrease of $0.4 million, or 44.4%, from lodging costs and expenses for the comparable 2001 period of $0.9 million. RIH allocates the departmental costs of providing complimentary services to casino patrons to gaming costs and expenses. For the three months ended June 30, 2002, the complimentary occupancy percentage was 82.7% compared to 68.7% in 2001 resulting in a higher allocation of costs, and, therefore, lowered lodging expenses.

         Food and beverage expenses were $3.3 million for the three months ended June 30, 2002, a decrease of $0.2 million, or 5.7%, from the comparable 2001 period of $3.5 million. The decrease is due to increased allocation of complimentary expenses to gaming costs.

         Selling, general and administrative costs were $9.1 million for the three months ended June 30, 2002, an increase of $0.8 million, or 9.6%, from expenses for the comparable 2001 period of $8.3 million. The increase is due to higher rents, advertising, and other miscellaneous corporate expenses.

         Depreciation and amortization expenses were $1.7 million for the three months ended June 30, 2002, compared to $2.2 million for the same period in 2001. The decrease of $0.5 million, or 22.7%, is due to the revaluation of assets and the elimination of goodwill as a result of the Acquisition.

         Interest expense was $5.6 million for the three months ended June 30, 2002, an increase of $2.1 million, or 60.0%, from the comparable period 2001 of $3.5 million. The increase is attributable to the sale of the First Mortgage Notes. At June 30, 2002, RIH's long term debt was $183.2 million compared to $89.5 million as of June 30, 2001.

         Results of Operations - Comparison of Six Months Ended June 30, 2002 and 2001

         Revenues

         Gaming revenues were $120.2 million for the six months ended June 30, 2002, an increase of $10.6 million, or 9.7%, from gaming revenues for the comparable 2001 period of $109.6 million.

         Slot revenues were $83.5 million for the six months ended June 30, 2002, an increase of $6.7 million, or 8.7%, from the comparable 2001 period of $76.8 million. This was due to an increase in slot handle, or dollar amounts wagered, of $219.0 million, or 21.6%, to $1,234.4 million, partially offset by a decrease in the net slot hold percentage to 6.8% for the six months ended June 30, 2002 from 7.6% for the comparable 2001 period.

         Table game revenues were $35.1 million for the six months ended June 30, 2002, an increase of $3.8 million, or 12.1%, from table game revenues for the comparable 2001 period of $31.3 million. This was due to an increase in table game hold percentage to 16.1% for the six months ended June 30, 2002 from 14.0% for the comparable 2001 period. Table game drop, or the dollar amount of chips purchased, decreased $5.2 million, or 2.3%, to $217.5 million for the six months ended June 30, 2002 from $222.7 million for the comparable 2001 period.

         Simulcast revenues were $1.6 million for the six months ended June 30, 2002, an increase of $0.1 million, or 6.7%, from the comparable 2001 period of $1.5 million.

         Lodging revenues were $6.6 million for the six months ended June 30, 2002, a decrease of $0.1 million, or 1.5%, from the comparable 2001 period of $6.7 million. Lodging revenues decreased due to a decline in the average room rate from $66.58 for the six months ended June 30, 2001 to $64.74 for the current period. The decline in average room rate is attributable to a reduction in the complimentary room rate of $2.97, or 4.7%, to $60.83 for the three months ended June 30, 2002 from $63.80 for the comparable 2001 period. The occupancy rate was 90.1% for the six months ended June 30, 2002 compared to 88.8% for the same period in 2001.

         Other revenues, which include revenues from entertainment and other miscellaneous items, were $3.5 million for the six months ended June 30, 2002, an increase of $0.7 million, or 25.0%, from the comparable 2001 period of $2.8 million. Entertainment revenues were $1.5 million for the six months ended June 30, 2002, an increase of $0.5 million, or 50.0%, from the comparable 2001 period of $1.0 million, due to an increase in the number of headliner acts from the comparable 2001 period.

         Costs and Expenses

         Gaming costs and expenses were $71.9 million for the six months ended June 30, 2002, an increase of $4.3 million, or 6.4%, from the comparable 2001 period of $67.6 million, primarily due to increased promotional and marketing expenses as RIH adjusted its marketing strategy to target more profitable segments of the gaming market and growth in slot revenue.

         Lodging costs and expenses were $0.9 million for the six months ended June 30, 2002, a decrease of $0.7 million, or 43.8%, from lodging costs and expenses for the comparable 2001 period of $1.6 million. RIH allocates the departmental costs of providing complimentary services to casino patrons to gaming costs and expenses. In 2002, the complimentary occupancy percentage was 81.4% compared to 68.0% in 2001 resulting in a higher allocation of costs, and, therefore, lowered lodging expenses.

         Selling, general and administrative costs were $18.7 million for the six months ended June 30, 2002, an increase of $2.3 million, or 14.0%, from expenses for the comparable 2001 period of $16.4 million. This increase is due to higher rents, advertising, and other miscellaneous corporate expenses.

         Depreciation and amortization expenses were $3.2 million for the six months ended June 30, 2002 compared to $6.5 million for same period in 2001. The decrease of $3.3 million, or 50.8%, is due to the revaluation of assets and the elimination of goodwill at the time of the Acquisition.

         Interest expense was $8.1 million for the six months ended June 30, 2002, a decrease of $1.5 million, or 15.6%, from the comparable 2001 period of $9.6 million. The decline is attributable to the reduction in RIH's debt due to the Acquisition, offset by an increase due to the sale of the First Mortgage Notes.

         The extraordinary loss on extinguishment of debt includes a $2.4 million write-off of deferred debt issuance costs and a $1.1 million prepayment penalty resulting from the repayment of the Credit Facility.

         Liquidity and Capital Resources

         RIH's principal source of liquidity is cash flow from operations. For the six months ended June 30, 2002, cash flow from operations, approximated $18.8 million, compared with $11.0 million in the same period for the prior year.

         In November 2002, CRH will begin construction of a new, 27-story hotel tower on the site of the existing 166 room Atlantic City Tower at a cost of approximately $115.5 million. The expansion will add approximately 400 hotel rooms and suites. Subject to the approval of the New Jersey Casino Control Commission, the project will also add approximately 14,000 square feet of additional gaming space, and 570 slot machines. From the proceeds of the sale of the First Mortgage Notes and issuance of stock, $89.4 million has been deposited in a construction disbursement account for use in construction of the hotel tower and $10.0 million has been deposited in a liquidity disbursement account to be used for working capital in the event RIHC's Adjusted Consolidated EBITDA for any four fiscal quarters ending on or prior to December 31, 2004 is less than $28.0 million. Additionally, the New Jersey Casino Reinvestment Development Authority ("CRDA") will reimburse our construction costs in the amount of $9.8 million through 2003 and an additional $2.7 million in the aggregate from 2004 through 2008. The CRDA will also make an additional $1.5 million available for expenses incurred in connection with public improvements relating to the construction of the new hotel tower. In June 2002, RIH entered into a $20.0 million credit facility, the proceeds of which are to be used for the acquisition of furniture, fixtures and equipment. RIHC has guaranteed the obligations of RIH under this equipment credit facility. The Companies intend to use $14.8 million of the equipment credit facility to purchase furniture, fixtures and equipment for the new hotel tower and expanded gaming facility. The Companies also intend to enter into a $10.0 million revolving credit facility and are currently negotiating the terms with potential lenders; however, there can be no assurances that the Companies will enter into the revolving credit facility. The hotel tower project is subject to many variables, including financing, regulatory and governmental approvals and typical delays associated with construction. No assurances can be given as to when this expansion project will commence or if the project will be completed.

         For the six months ended June 30, 2002, CRH has expended $4.4 million for the hotel expansion project and other capital improvements and replacements, such other expenditures including the purchases of slot machines and related equipment, computer upgrades and facility improvements. For the remainder of 2002, CRH expects capital project spending (in addition to the expenditures for the new hotel tower) to total approximately $6.9 million and include projects related to renovations of the casino floor and related areas, purchases of slot machines and related equipment, purchases of computers and upgrades and various facility improvements.

         On June 16, 2002, RIH entered into a Thermal Energy Services Agreement (the "Agreement"). The initial term of the Agreement is 20 years, renewable at RIH's option for two additional five year terms. The Agreement has three components - a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value is estimated at $6.5 million, for which payments during 2002 are projected to be $126,000, with the total payments over the 20 year initial term estimated at $9.6 million including interest and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year.

         At June 30, 2002, CRH's cash and cash equivalents were $35.2 million as compared to $15.4 million at December 31, 2001. Additionally, at June 30, 2002, CRH has a restricted cash balance of $99.4 million. Of the restricted cash, $89.4 million has been deposited in a construction disbursement account to be disbursed for the construction of the new hotel tower, and $10.0 million has been deposited in a liquidity disbursement account to be used for working capital in the event RIHC's Adjusted Consolidated EBITDA for any four fiscal quarters ending on or prior to December 31, 2004 is less than $28.0 million. A portion of the unrestricted cash and cash equivalents is required for the day-to-day operations of Resorts Atlantic City, which includes approximately $10.0 million of currency and coin on-hand for casino and hotel operations. This amount varies by days of the week, holidays, and seasons. Due to the change in debt following the sale of First Mortgage Notes, CRH's long-term debt increased from $88.5 million at December 31, 2001 to $183.2 million at June 30, 2002. As a result of the change in debt, annual interest expense will be approximately $18.9 million in 2002 compared to the $13.9 million of 2001.

         Management believes that its existing cash and projected operating cash flows will be sufficient to meet the cash requirements of its existing operations, including capital improvements and debt service requirements, for at least the next twelve months and the foreseeable future thereafter. Management currently believes that cash requirements of its existing operations beyond the next twelve months and the foreseeable future thereafter will consist of costs relating to construction of the new hotel tower, debt service requirements and capital improvements and replacements in the ordinary course of business, which management expects to be met by existing cash, cash flows from operations, the furniture, fixtures and equipment credit facility and our anticipated revolving credit facility.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meetings of shareholders for CRH and RIHC was held on May 2, 2002. The matters voted on at the meeting were: (1) to elect two directors for both CRH and RIHC to one-year terms until the 2003 Annual Meeting or until their successors are duly elected and qualified and (2) to ratify the appointment of Ernst & Young LLP as independent auditors of both CRH and RIHC for the fiscal year ending December 31, 2002.

            Thomas J. Barrack, Jr. and Nicholas L. Ribis were elected as directors of CRH and RIHC until the 2003 Annual Meeting of Shareholders, with the results of voting as follows:

                                    CRH                        RIHC
                          -----------------------     -----------------------
                             For       Withheld          For        Withheld
                          ----------- -----------     ------------ ----------

Thomas J. Barrack, Jr.      38,295         0             100           0
Nicholas L. Ribis           38,295         0             100           0


            The appointment of Ernst & Young LLP as independent auditors of CRH and RIHC was ratified, with the results of voting as follows:

                                        CRH                      RIHC
                                    ------------             ---------------

            For                        38,295                      100
            Against                         0                        0
            Abstain                         0                        0


ITEM 5.  OTHER INFORMATION

            None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

10.1 Amended and Restated Loan and Security Agreement, dated June 24, 2002, between CIT Group/Equipment Financing, Inc. and Resorts International Hotel, Inc.
10.2 Guaranty and Suretyship Agreement, dated June 24, 2002, by Resorts International Hotel and Casino, Inc. for the benefit of CIT Group/Equipment Financing, Inc.
10.3 Thermal Energy Services Agreement, dated June 16, 2002, between Marina Energy, LLC and Resorts International Hotel, Inc.
99.1 Certification of Thomas J Barrack, Jr., President and Treasurer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002
99.2 Certification of Joseph A. D'Amato, Vice President and Principal Financial Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)      REPORTS ON FORM 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         COLONY RIH HOLDINGS, INC.

Dated:  August 14, 2002                    /s/  Joseph A. D'Amato
                                         ---------------------------
                                         Joseph A. D'Amato
                                         Vice President
                                         (Duly Authorized Officer and Principal
                                         Financial Officer)



                                         RESORTS INTERNATIONAL HOTEL
                                         AND CASINO, INC.

Dated:  August 14, 2002                    /s/ Joseph A. D'Amato
                                         ---------------------------
                                         Joseph A. D'Amato
                                         Vice President
                                         (Duly Authorized Officer and Principal
                                         Financial Officer)