Form 10-K
period 2002-12-31
COLONY RIH HOLDINGS INC; RESORTS INTERNATIONAL HOTEL & CASINO INC
filed 2003-03-28
CIK 1141270, 1141271

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 000-32987

COLONY RIH HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-4849060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-4828297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1133 Boardwalk Atlantic City, NJ	08401
(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number, including area code:
(609) 344-6000

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

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

          The aggregate market value of the voting and non-voting common stock held by non-affiliates of Colony RIH Holdings, Inc. and Resorts International Hotel and Casino, Inc. as of June 30, 2002, based upon the last sale price of such voting and non-voting common stock on that date was $0.

          The number of shares outstanding of Colony RIH Holdings, Inc.’s class A common stock, $0.01 par value, was 38,295 and the number of shares outstanding of Colony RIH Holdings, Inc.’s class B common stock, $0.01 par value, was 774,982, as of March 27, 2003.

          The number of shares outstanding of Resorts International Hotel and Casino, Inc.’s common stock, $0.01 par value, was 100 as of March 27, 2003.

          Information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for its 2003 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the fiscal year to which this Form 10-K relates.

COLONY RIH HOLDINGS, INC.
AND
RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

Annual Report on Form 10-K

CAUTIONARY STATEMENT FOR PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This document includes various ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent CRH’s (as defined in this Form 10-K) expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” “expects,” “seeks,” “estimates,” “plans,” “intends” and similar expressions used in CRH’s press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although CRH believes its expectations are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurances that actual results will not materially differ from expected results.  CRH cautions that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Form 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: increased competition in existing markets or the opening of new gaming jurisdictions, a decline in the public acceptance of gaming, the limitation, conditioning or suspension of any of CRH’s gaming licenses, increases in or new taxes imposed on gaming revenues or gaming devices, a finding of unsuitability by regulatory authorities with respect to CRH’s officers, directors or key employees, loss or retirement of key executives, adverse economic conditions in CRH’s key markets, severe and unusual weather in CRH’s key markets, and leverage and debt service. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. CRH undertakes no obligation to publicly release any revision to such forward-looking statements to reflect events or circumstances after the date thereof.

PART I

Item 1.  Business.

          Colony RIH Holdings, Inc. (“CRH”, or the “Company”), incorporated on March 7, 2001 as a Delaware corporation, owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc. (“RIHC”), incorporated on October 24, 2000 as a Delaware corporation. RIHC, through its wholly-owned subsidiary, Resorts International Hotel, Inc. (“RIH”, or the “Predecessor”) a New Jersey corporation, owns and operates Resorts Atlantic City (“Resorts”), a casino hotel located in Atlantic City, New Jersey.

          RIHC, Sun International North America, Inc. (“SINA”), a Delaware corporation, and GGRI, Inc. (“GGRI”), a Delaware corporation, entered into a purchase agreement, dated as of October 30, 2000, as amended, (the “Purchase Agreement”). Pursuant to the Purchase Agreement, RIHC acquired all of the capital stock of RIH, the Warehouse Assets (as defined in the Purchase Agreement) and all of the capital stock of New Pier Operating Company, Inc. (“New Pier”), a New Jersey corporation, (collectively, the “Acquisition”), on April 25, 2001 for approximately $144.8 million. In conjunction with the Acquisition, RIHC borrowed $82.0 million under an Amended and Restated Credit Agreement, dated April 25, 2001, from the lenders named therein (the “Credit Facility”) and CRH issued a $17.5 million note to SINA (the “Seller Note”).

          Prior to the completion of the Acquisition on April 25, 2001, neither CRH nor RIHC had conducted business other than in connection with the Purchase Agreement and the new Credit Facility.

Overview

          The Company, through its ownership of RIH, owns and operates Resorts, a casino hotel in Atlantic City, New Jersey, which offers casino gaming and other amenities.

          Resorts commenced operations in May 1978 as the first casino hotel opened in Atlantic City. This was accomplished by the conversion of the former Haddon Hall Hotel, a classic hotel structure originally built in the early 1900’s, into a casino hotel.  Resorts is currently situated on 11.0 acres of land with approximately 310 feet of Boardwalk frontage overlooking the Atlantic Ocean.  Prior to September 2002, Resorts consisted of two hotel towers, the 15-story Ocean Tower and the nine-story Atlantic City Tower.  In September 2002, CRH decommissioned the 166-room Atlantic City Tower in anticipation of beginning construction of a 27-story hotel tower on the same site (see “The Expansion”).  In addition to the casino facilities described below, the casino hotel complex currently has 480 hotel rooms and suites, a 1,400-seat theater, six restaurants, a VIP slot and table player lounge, an indoor swimming pool, a lounge, a health club and leased retail shops. The complex also has approximately 38,200 square feet of convention facilities, including six large meeting rooms and a 12,000 square foot ballroom.

          Resorts is situated on the Boardwalk of Atlantic City, along with eight of Atlantic City’s eleven casinos. Resorts sits at the northern end of the Boardwalk adjacent to the Trump Taj Mahal Casino Resort, which is also adjoined by the Showboat Hotel and Casino. These three properties have a total of approximately 2,500 hotel rooms and approximately 339,000 square feet of gaming space in close proximity to each other. An enclosed pedestrian bridge between Resorts and the Trump Taj Mahal Casino Resort allows patrons of both hotels to move between both casinos without exposure to the weather and readily partake in events at both casino hotels. A similar enclosed pedestrian bridge connects the Showboat to the Taj Mahal, allowing patrons to walk under cover among all three casino hotels. The remaining eight Atlantic City casino hotels are located approximately one-half mile to one and one-half miles to the south on the Boardwalk or in the Marina District of Atlantic City.

Facilities Overview

          Gaming Floor.  Resorts has a casino of approximately 78,000 square feet, including a simulcast and pari-mutuel betting facility of approximately 13,000 square feet. As of December 31, 2002, the casino contained approximately 2,475 slot machines, and 64 table games, which included thirty-two blackjack tables, eight roulette tables, five craps tables, and other specialty games such as Caribbean Stud, Baccarat, Mini-Baccarat, Let It Ride, Three-Card Poker, Pai Gow Poker and Spanish Twenty-One.

          The configuration of the casino floor is continually monitored and the games are offered to patrons with a view towards enhancing customer service and offering the latest gaming products and technology as they are approved by the New Jersey Casino Control Commission (the “NJCCC”).  Customer trends and preferences toward newer, themed slot machines are also actively monitored; management is committed to meeting these demands with the mix of slot machines offered. Additionally, the amount and type of table games on the gaming floor will be adjusted in anticipation of seasonal changes or special events.

          Meeting Rooms, Restaurants and Other Amenities.  Resorts’ meeting room facilities consist of a large banquet room with five breakout rooms. In the aggregate, these rooms have the ability to accommodate approximately 2,600 people in 38,200 square feet of space. Meeting rooms range in size from 450 to 12,028 square feet. Although management believes the meeting room facilities are competitive with those offered by other operators in the market, the ability to attract convention and other large meeting traffic is constrained by the limited number and quality of hotel rooms and suites. Management believes the increase in number and improved quality of hotel rooms and suites resulting from the current hotel expansion (see “The Expansion”) will allow the Company to significantly improve its marketability to conventions, which tend to draw higher margin customers.

          Management believes the quality of its restaurants gives Resorts a significant competitive advantage over other casinos in Atlantic City, as it features several restaurants catering to differing customer tastes and price points. Resorts’ restaurants include: Capriccio, Asian Spice, Camelot Steakhouse, Beach Ball Deli, Breadsticks and the Boardwalk Buffet, an all-you-can-eat breakfast, lunch and dinner buffet.

          With a capacity to seat 1,400 patrons in approximately 18,000 square feet of space, the primary purpose of the Superstar Theater is to attract patrons to the casino.  The theater is used to enhance the casino’s image as an entertainment facility offering some of the best entertainment in Atlantic City.  Recent acts which target the core customer base include Tom Jones, Aretha Franklin, Regis Philbin, Martin Short, Steve and Eydie, and The Temptations.

          Other amenities include a full service salon and spa which offers an array of beauty and body treatments from massages to makeovers, as well as a gym facility and indoor/outdoor pool which is open year-round.

          Parking. A multi-level parking garage, which is connected to Resorts by an enclosed walkway, is used for patrons’ self-parking and accommodates approximately 700 vehicles. Additional adjacent properties, consisting of approximately 3.5 acres, which are owned by CRH, provide parking for approximately 300 vehicles.  In addition, the Company leases approximately 4.4 acres adjoining Resorts from SINA, which is currently used to provide additional uncovered self-parking for approximately 400 vehicles and valet parking for approximately 450 vehicles. See “Item 2. Properties.”

The Expansion

          On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of 11½% First Mortgage Notes (the “First Mortgage Notes”) at a price of 97.686% yielding $175.8 million.  Concurrent with the sale of the notes, CRH issued 17,295 shares of class A common stock at a cash price of $0.0475 and 349,992 shares of class B common stock at a price of $100 to its existing shareholders for a total price of approximately $35.0 million.  The proceeds from the sale of the First Mortgage Notes and issuance of stock were used to retire existing debt and will be used to finance the cost to develop, construct, and equip a new hotel tower.

          On September 4, 2002, CRH decommissioned the 166-room Atlantic City Tower in anticipation of beginning construction in November 2002 of a 27-story hotel tower on the same site, at a cost of approximately $115.5 million. The expansion will add approximately 400 hotel rooms and suites. Subject to the approval of the NJCCC, the project will also add approximately 14,000 square feet of additional gaming space and 570 slot machines. From the proceeds of the sale of the First Mortgage Notes, $89.4 million was deposited in a construction disbursement account for use in construction of the hotel tower. Additionally, the New Jersey Casino Reinvestment Development Authority (“CRDA”) will reimburse certain construction costs, in the amount of $9.8 million through 2003 and an additional $2.7 million in the aggregate from 2004 through 2008.  The CRDA will also make an additional $1.5 million available for expenses incurred in connection with public improvements relating to the construction of the new hotel tower.  In June 2002, RIH entered into a $20.0 million credit facility, the proceeds of which are to be used for the acquisition of furniture, fixtures and equipment.  RIHC has guaranteed the obligations of RIH under this equipment credit facility.  The Companies intend to use $15.0 million of the equipment credit facility to purchase furniture, fixtures and equipment for the new hotel tower and expanded gaming facility.  In November 2002, the Companies also entered into a $10.0 million revolving credit facility.  The hotel tower project is subject to many variables, including financing, regulatory and governmental approvals and typical delays associated with construction. No assurances can be given as to when this expansion project will be completed.

          The expansion is a key component in continuing the Company’s strategy of growing its core customer base.  Management believes that there existed a significant disparity in the quality of amenities offered by the two hotel towers, which constrained its ability to attract and retain higher-margin, mid-level slot players and mid-level table game players.  Resorts’ customers are classified according to their gaming budget. A low-level slot player is defined as a customer who is willing to gamble less than $400 per sitting, a mid-level slot player as a customer who is willing to gamble $400 to $1,000 per sitting and a high-level slot player as a customer who is willing to gamble more than $1,000 per sitting. A low-level table game player is defined as a customer who is willing to gamble less than $5,000 per visit, a mid-level table game player as a customer who is willing to gamble $5,000 to $25,000 per visit, a high-level table game player as a customer who is willing to gamble $25,000 to $100,000 per visit and a premium table game player as a customer who is willing to gamble more than $100,000 per visit.

          Rooms in the Ocean Tower, a classic hotel structure constructed in the 1920’s and completely renovated in 1999, are competitive with the hotel rooms offered by other facilities in the Atlantic City market.  In contrast, the Atlantic City Tower was built in the 1960’s as a motel and consequently had smaller corridors, thinner walls and smaller bathrooms than the hotel rooms offered by the other casino hotels in the Atlantic City market.  Based on an analysis of the players which are tracked, management believes the Ocean Tower has historically generated a win per occupied room greater than twice that generated by the Atlantic City Tower.

          Management believes the completion of the opening of the new hotel tower will increase both the top-line revenues and significantly expand the operating margins for the following reasons:

•

Customers tend to play longer and spend more of their budgeted gaming dollars at the casino hotel in which they stay.  Correspondingly, management believes that the new hotel rooms and suites will encourage patrons to stay at Resorts, increase their length of play and spend more of their gaming dollars at Resorts casino, contributing to an increased average win per customer.

•

The new hotel rooms will be among the largest in the Atlantic City market, which will facilitate a  shift in the customer mix to the higher-margin, mid- to high-level slot player and the higher end of the core customer base of table game players.

•

Fixed costs are expected to only marginally increase following the expansion. Consequently, management expects to generate higher margins from the new hotel rooms and suites and additional slot machines.

          Management has assembled what it believes to be a highly qualified team to design and construct the new hotel tower, including Perini Building Company, Inc. as construction manager and contractor and the partnership of Bergman, Walls & Associates, Ltd. as the architects.

          Construction of the tower expansion is currently underway and is expected to be completed and the tower opened by the end of the second quarter of 2004.  The potential for disruption from construction as well as loss of hotel rooms and gaming floor space may have an impact on revenues during the construction period.

Business Strategy

          Resorts business strategy is to:

          Capitalize on Recent Successful Initiatives.  The current senior management team joined Resorts early in 2000 and has since significantly improved the operating performance of Resorts, primarily by marketing value driven programs to its core customer base, implementing several cost-cutting initiatives and expanding the casino floor where possible. The benefits resulting from these initiatives have begun to be realized, and are expected to continue in 2003.

          Increase Operating Leverage and Efficiencies.  The expansion is expected to improve operating efficiencies by substantially increasing the number of high quality hotel rooms and suites offered while only marginally increasing operating expenses.  Management believes the expansion will allow it to increase the average length of stay of customers and attract higher-margin, higher-level customers.

          Invest in State-of-the-Art Slot Machines.  Management is committed to offering customers the latest themed slot machines and gaming technology, believing this focus is critical to retaining mid-level slot players, who are believed to be more knowledgeable and sophisticated than players in other gaming segments.

          Develop and Expand the Core Customer Base.  Management primarily focuses on developing and expanding the mid- to high-level slot customer base, with a secondary focus on the mid- to high-level table game customer base.  Bus promotion strategy is continually refined to target only the most profitable bus markets.  Management believes that its recent success is the result of marketing initiatives focused on building player loyalty through more efficient use of player information, and further believes the primary means of attracting new players will be its ability to offer high quality hotel rooms and suites.

          Focus on Customer Service.  The importance of creating a culture focused on customer service is continually emphasized.  Each employee is extensively trained in their respective functional area to respond immediately to customer needs.  Employee compensation at all levels is performance-based, with customer satisfaction being a key basis of evaluation.  Management believes this promotes an environment in which all employees feel a sense of commitment to customer service.

Marketing Overview

          Resorts’ marketing programs target middle- and higher-income customers who have the propensity to gamble. The customer database identifies and targets value-added, high-income repeat gaming customers and uses player tracking systems to determine the value of customers and provide programs conducive to their level of play.

          Resorts is promoted through radio, outdoor and print advertising and direct mailings. The vast majority of future marketing efforts will seek to increase Resorts’ market share of drive-in slot players. Management believes drive-in players tend to be higher-income slot customers than customers who travel by bus and tend to spend more of their time in the casino where they are staying.

          Resorts’ primary market is the 200-mile radius from Atlantic City, which includes all of New Jersey, New York City, Philadelphia and Baltimore, and its secondary market is the 200 plus-mile radius from Atlantic City, which includes Washington, D.C. The primary market receives the heaviest allocation of marketing resources, with strategically targeted efforts in key outer market areas.

Atlantic City Market

          Atlantic City’s strategic location, combined with its core demographics and steady market growth, makes it a compelling gaming market. Atlantic City is located along the most densely populated area of the United States, the New York-Philadelphia-Baltimore-Washington D.C. corridor.

          The Atlantic City market has demonstrated continued and steady growth, despite several recessions and the recent proliferation of new gaming jurisdictions, including Delaware and Connecticut. Compound annual growth in total gaming revenue has averaged 3.2% since 1990. Resorts competes directly with 10 casino hotels in Atlantic City. The Atlantic City market, as of December 31, 2002, contained approximately 11,800 hotel rooms and suites and 1.26 million square feet of gaming area, including simulcast betting and poker rooms.

          According to the South Jersey Transportation Authority, Atlantic City hosted approximately 33.2 million visitors in 2002, an increase of 2.5% over 2001, which tallied approximately 32.4 million visitors. In addition, these visitors spent over $4.3 billion in the local economy and kept the approximately 11,800 rooms in the Atlantic City market 93.4% occupied.

          The Atlantic City market has a strong “locals” component, which includes gaming patrons that generally live within 150 miles of Atlantic City.  As a result of this close vicinity, management believes the Atlantic City customer tends to frequent the casinos in the market more than customers in destination-based markets such as Las Vegas.  Management believes the Atlantic City customer tends to be more sophisticated and sensitive to changes in slot hold percentage than customers in other gaming jurisdictions.  Additionally, management believes that the locals component of the Atlantic City market results in a more stable stream of cash flows that is less susceptible to economic downturns than that of destination-based markets.

          Slot play has become increasingly popular with Atlantic City gaming patrons.  This popularity is partially due to technological improvements such as bill and coupon acceptors, video poker and themed slot machines that have increased convenience and entertainment value.  Additionally, slot machines tend to generate higher margins than table games, and Atlantic City gaming operators have correspondingly increased the number of slot machines in favor of table games on their gaming floors.  This trend is evidenced by the 16.3% increase in the number of slot machines in the Atlantic City market since 1996 as compared to the 14.7% decrease in the number of table games.  Slot revenues increased from 68.7% of total casino revenues in the Atlantic City market in 1996 to 74.3% of total casino revenues in 2002.

          Atlantic City gaming operators, including Resorts, have become increasingly focused on improving the quality of revenues in recent years.  This trend is evidenced by the market’s reduced reliance on promotional expenses and allowances, such as bus packages and customer give-away promotions.  Although such promotions can drive top-line growth, management believes they result in lower operating margins as they are generally matched by competitors.

          Significant private and public investment in the Atlantic City market has been made over the past few years.  In 1984, the New Jersey State Legislature created the CRDA, the state agency that levies a 1.25% tax on gross gaming revenues and oversees the expenditure of such funds to rebuild Atlantic City through an organized master plan (see “Regulation and Gaming Taxes and Fees--License Fees, Taxes and Investment Obligations”). Some of the most significant improvements to Atlantic City as a result of this initiative include:

•	the $268.0 million Atlantic City Convention Center;

•	the $84.0 million renovation of the entrance to the Atlantic City Expressway;

•	the $330.0 million Atlantic City Tunnel project connecting the Atlantic City Expressway to the Marina District;

•	$225.0 million in CRDA housing;

•	the construction of a $14.5 million minor league baseball stadium; and

•	the $90.0 million refurbishment of the Boardwalk Convention Center Hall into a special events venue.

          Additionally, the CRDA has undertaken an enhancement project of North Carolina Avenue, which will allow for improved traffic flow in Atlantic City. Upon completion, North Carolina Avenue will serve as the primary thoroughfare from the Marina District to the Boardwalk, thereby promoting traffic flow to Resorts’ entrance, which is located on North Carolina Avenue. The Cordish Co. commenced construction in May 2002 of an approximate 300,000 square foot retail and entertainment complex located adjacent to the Atlantic City Convention Center. The project, which is owned and being funded by the CRDA, is estimated will cost $76.0 million, and is scheduled to be completed in Summer 2003.

          Several gaming operators have announced new development or expansion projects which management believes will attract new, higher-margin customers and alleviate hotel room and suite inventory constraints.  The most significant addition to the Atlantic City market will be the completion by Boyd Gaming Corporation and MGM Grand, Inc. of a resort complex located in the Marina District, named the “Borgata,” which is expected to open in the Summer of 2003.  It is expected that the Borgata will attract a younger gaming customer and will increase the size and profitability of the overall market in the long term. In addition, management believes the Borgata will be Atlantic City’s first destination-based resort and will drive additional traffic to the Boardwalk due to the longer estimated length of stay of the Borgata’s target customers.  However, for the short term, the opening of the Borgata may impact the results of the existing Atlantic City casinos, including Resorts, as casino patrons visit the city’s newest attraction.  In addition to the construction of the Borgata, several Atlantic City properties have announced or are currently undergoing renovations, including:

•

The Atlantic City Tropicana’s $225.0 million expansion that will include construction of an additional 502 hotel rooms and a 200,000 square foot retail, dining and entertainment complex, named “The Quarter”, which is expected to be complete by Spring 2004;

•

The Showboat is transforming its boardwalk entrance into a New Orleans style themed façade along with a food court, open air bar, and lounge.  Plans also call for a casino expansion with 426 slots, replacing the Mardi-Gras showroom.  The project is expected to be completed Fall 2003.  Also, Showboat’s new 19-story, 544-room hotel tower is expected to open in May 2003.

•

Park Place Entertainment received project approval from the CRDA to revitalize the Ocean One Mall.  The Gordon Group, a major developer, will transform the pier into an upscale retail and entertainment complex, incorporating the well-known Monopoly theme.  The project will be called Park Place on the Boardwalk and is expected to be complete in Spring 2004.  The pier will be connected to Caesars by a pedestrian bridge over the boardwalk.  Park Place Entertainment’s plan to develop a 3,000 space parking garage to complement the casinos and pier have been suspended, pending the outcome of New Jersey Governor McGreevey’s recently proposed gaming and sales tax increase plans (see “Regulations and Gaming Taxes and Fees”).

Competition

          General.  Competition in the Atlantic City market remains intense.  At the present time, there are 11 casino hotels located in Atlantic City, including Resorts, all of which compete for patrons.  Competition in the Atlantic City market centers on hotel and casino facilities and related amenities; ease of access and parking facilities; services and promotions provided to patrons; and entertainment.

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

          Resorts also faces competition from casino facilities in a number of states operated by federally recognized Native American tribes. Pursuant to the Indian Gaming Regulatory Act of 1988, (“IGRA”), any state that permits casino-style gaming (even if only for limited charity purposes) is required to negotiate gaming compacts with federally recognized Native American tribes. Under the IGRA, Native American tribes enjoy comparative freedom from regulation and taxation of gaming operations, which provides them with an advantage over their competitors, including Resorts.

          There are currently two Native American-owned gaming properties in Connecticut that compete directly with Atlantic City for gaming patrons, Foxwoods Resort and Casino and the Mohegan Sun Resort.  In addition, the Seneca Niagara Casino opened on December 31, 2002 in Niagara Falls, New York.  Plans for another Seneca casino in Buffalo, New York are being discussed.  Other Native American nations are seeking federal recognition and land and are negotiating gaming compacts in New York, Rhode Island, Connecticut and other states on the Eastern seaboard, which could further increase competition for gaming customers.

          In addition to Native American casinos, a major competitive threat to the Atlantic City gaming market has been the slot machine facilities located at Delaware racetracks.  As of December 31, 2002, the three facilities located in Delaware offered a total of approximately 5,430 slot machines, and reportedly generated approximately $566 million in revenues for the year 2002, an increase of 7.5% over 2001.  Delaware Governor Minner has recently proposed allowing 500 more slot machines at each of the state’s racetracks and to extend the hours that gaming is permitted.

          Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering the state of New Jersey.  In November 2002, pro-gambling governors were elected in Pennsylvania and Maryland, where it is expected that slot machines will be proposed for those state’s race tracks.  Other nearby states, including New York and Massachusetts, are also considering various forms of gambling.  In addition, New Jersey Governor McGreevey has established a commission to study the feasibility of installing video lottery terminals (“VLT’s”), a form of slot machine, at race tracks in New Jersey.  To the extent that legalized gaming becomes more prevalent in New Jersey or other jurisdictions near Atlantic City, competition will intensify.

Gaming Credit Policy

          Resorts extends credit to selected gaming customers, primarily in order to compete with other casino hotels in Atlantic City that also extend credit to customers.  Credit play represented 21% of table game volume at Resorts in 2002, 25% in 2001 and 25% in 2000.  The credit play percentage of table game volume for the Atlantic City industry was 19% in 2002, 21% in 2001, and 23% in 2000.  RIH’s gaming receivables, net of allowance for uncollectible amounts, were $4.0 million as of December 31, 2002, $5.2 million as of December 31, 2001 and $6.9 million as of December 31, 2000.  The collectibility of gaming receivables has an effect on results of operations and management believes that overall collections have been satisfactory.  Atlantic City gaming debts are enforceable under the laws of New Jersey and certain other states, although it is not clear whether other states will honor this policy or enforce judgments rendered by the courts of New Jersey with respect to such debts.

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

Seasonal Factors

          RIH’s business activities are affected by seasonal factors that influence New Jersey tourism. Higher revenues and earnings are typically realized during the middle third of the year.

Employees

          As of December 31, 2002, Resorts had approximately 3,000 employees, including approximately 800 casino employees, 800 food and beverage employees, 200 security employees, 150 administrative support employees, 315 hotel employees, 425 marketing and entertainment employees, 100 facilities employees, 55 parking employees and a senior management team of approximately 12 members.  All of its employees have completed the Company’s customer service program during which they were taught to function on the highest level of service and professionalism within their specific segment.

          Management believes that its employee relations are satisfactory.  Approximately 1,300 of the employees are represented by unions. Of these employees, approximately 1,000 are represented by the Hotel Employees and Restaurant Employees International Union Local 54, whose contract was renewed in September 1999 for a term of five years. There are several union contracts covering other union employees.

          All casino employees and certain hotel employees must be licensed under the New Jersey Casino Control Act, or NJCCA. Casino employees are those employees whose work requires access to the casino, the casino simulcasting facility or restricted casino areas.

Regulation and Gaming Taxes and Fees

          General.   Resorts’ operations in Atlantic City are subject to regulation under the New Jersey Casino Control Act, (“NJCCA”), which authorizes the establishment of casinos in Atlantic City, provides for licensing, regulation and taxation of casinos and created the NJCCC, and the Division of Gaming Enforcement to administer the NJCCA. In general, the provisions of the NJCCA concern:

•	the ability, character and financial stability and integrity of casino operators, their officers, directors and employees and others financially interested in a casino;

•	the nature and suitability of hotel and casino facilities, operating methods and conditions; and

•	financial and accounting practices.

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

          In January 2000, the casino license of RIH was renewed for the four-year period ending January 31, 2004.

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

          In the event that entities or persons required to be qualified refuse or fail to qualify and fail to divest themselves of such security interest, the NJCCC has the right to take any necessary action, including the revocation or suspension of the casino license. If any security holder of the licensee or its holding company or affiliate who is required to be qualified is found disqualified, it will be unlawful for the security holder to:

•	receive any dividends or interest upon any such securities;

•	exercise, directly or through any trustee or nominee, any right conferred by such securities; or

•	receive any remuneration in any form from the corporate licensee for services rendered or otherwise.

          CRH’s amended and restated certificate of incorporation and RIHC’s certificate of incorporation provide that all securities of CRH and securities of RIHC are held subject to the condition that if the holder thereof is found to be disqualified by the NJCCC pursuant to the provisions of the NJCCA, then CRH or RIHC, as the case may be, has the absolute right to repurchase at the lesser of the market price or the purchase price, any security, share or other interest in the corporation.

          Remedies. In the event that it is determined that a licensee has violated the NJCCA, or if a security holder of the licensee required to be qualified is found disqualified but does not dispose of his securities in the licensee or holding company, under certain circumstances the licensee could be subject to fines or have its license suspended or revoked.

          The NJCCA provides for the mandatory appointment of a conservator to operate the casino and hotel facility if a license is revoked or not renewed and permits the appointment of a conservator if a license is suspended for a period in excess of 120 days.  If a conservator is appointed, the suspended or former licensee is entitled to a “fair rate of return out of net earnings, if any, during the period of the conservatorship, taking into consideration that which amounts to a fair rate of return in the casino or hotel industry.”  Under certain circumstances, upon the revocation of a license or failure to renew, the conservator, after approval by the NJCCC and consultation with the former licensee, may sell, assign, convey or otherwise dispose of all of the property of the casino hotel. In such cases, the former licensee is entitled to a summary review of such proposed sale by the NJCCC and creditors of the former licensee and other parties in interest are entitled to prior written notice of the sale.

          License Fees, Taxes and Investment Obligations.  The NJCCA provides for casino license renewal fees, other fees based upon the cost of maintaining control and regulatory activities and various license fees for the various classes of employees.  In addition, a casino licensee is subject annually to a tax of 8% of gross revenue, as defined under the NJCCA, and license fees of $500 for every slot machine for use or in use in a casino as of the first of July each year. Also, the NJCCA has been amended to create an Atlantic City fund, (the “AC Fund”), for economic development projects other than the construction and renovation of casino hotels.  Beginning with fiscal year 1999/2000 and for the following three fiscal years, an amount equal to the average amount paid into the AC Fund for the previous four fiscal years shall be contributed to the AC Fund. Each licensee’s share of the amount to be contributed to the AC Fund is based upon its percentage of the total industry gross revenue for the relevant fiscal year.  After eight years, the casino licensee’s requirement to contribute to this fund ceases.

          The following table summarizes, for the periods shown, the fees, taxes and contributions assessed upon Resorts by the NJCCC.

	For the Year Ended December 31,

	2000	2001	2002

	($ in thousands)
Gaming tax	$18,904	$19,433	$20,862
License, investigation, inspection and other fees	3,891	4,348	4,780
Contribution to AC Fund	453	206	444

Total	$23,248	$23,987	$26,086

          The amended NJCCA requires a licensee to satisfy its investment obligation by purchasing bonds to be issued by the CRDA or by making other investments authorized by the CRDA, in an amount equal to 1.25% of a licensee’s gross revenue. If the investment obligation is not satisfied, then the licensee will be subject to an investment alternative tax of 2.5% of gross revenue.  Licensees are required to make quarterly deposits with the CRDA against their current year investment obligations.  RIH’s investment obligations amounted to $3.3 million for 2002, $3.0 million for 2001, and $2.6 million for 2000, and have been satisfied by deposits made with the CRDA.  At December 31, 2002, RIH held $7.4 million face amount of bonds issued by the CRDA and had $18.7 million on deposit with the CRDA, the majority of which has been pledged for specific projects. The CRDA bonds issued through 2002 have interest rates ranging from 3.5% to 7.0% and have repayment terms of between 20 and 50 years.

          CRDA Funds. The CRDA is a public body of the State of New Jersey established pursuant to P.L. 1984, c218, as amended and supplemented (the “CRDA Act”).  Resorts has entered into a Credit Agreement with the CRDA pursuant to the CRDA Act for funding pursuant to NJAC 19:65-1.1 et seq. Pursuant to Resolution 97-90, adopted on April 15, 1997, the expansion was determined to be an approved project in accordance with the CRDA Act.  As such, through 2008, Resorts will receive funds from the CRDA’s AC Fund and South Jersey Fund of $12.4 million in reimbursement payments for approved invoices connected to the construction of the hotel tower.

          Pursuant to the CRDA Act, funds deposited by Resorts are deposited into several accounts, one of which is the Atlantic City Housing Fund which finances improving Atlantic City housing. As a result of recent appropriations from this dedicated account, Resorts has received a lump sum payment of $1.5 million representing Resorts’ share of donations made to the Atlantic City Housing Fund. Resorts will utilize these funds for the expansion project as they are not restricted to housing use.

          Additionally, in exchange for pledging a portion of the proceeds from Resorts’ South Jersey Fund to enhance the credit on recently issued CRDA Bonds, the CRDA has agreed to make an amount of up to $1.5 million available to Resorts to fund public improvements, as approved by the CRDA.  RIHC intends to dedicate these funds, as approved by the CRDA, to public improvement in and around the expansion project.

          Recent Proposals.  In January 2003, New Jersey Governor James McGreevey, in an effort to close a $5 billion state budget gap, proposed increasing the state’s casino revenue tax to 10% (from the current 8%), as well as imposing a 6% sales tax on complimentary rooms, food and other incentives, and a 7% occupancy tax on hotel rooms statewide.  The New Jersey casino industry has opposed these proposed tax increases, which, if approved, would have a significant detrimental effect on the operating results of Atlantic City casinos.

Item 2.   Properties.

          Casino, Hotel and Related Properties. RIHC’s core real estate assets consist of developed land and land available for development in Atlantic City which RIHC either owns, leases and/or has an option to purchase.

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

          RIHC also own an approximate 5.5 acre Atlantic Ocean pier site, 2.0 acres of which contained the former Steeplechase Pier.  The pier has been removed and RIHC possesses current federal and state permits to construct a new pier on a portion of the 5.5 acre site, although no decision has been made at this time to develop this location.  Atlantic City amended its zoning ordinances to permit casinos, hotel rooms and ancillary amusements on five of the City’s pier sites, including this site.

          RIHC has an option to purchase approximately 10.0 acres of real property immediately adjacent to the Resorts site and approximately 2.0 acres of real property located in the Atlantic City metropolitan area pursuant to an option agreement (“Option Agreement”), dated April 25, 2001, for a total purchase price of $40.0 million.

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

          Other Properties.  RIHC also own land adjacent to Delaware Avenue in Atlantic City, a portion of which is utilized for a warehouse operation servicing Resorts.

          Mortgage Properties.  All property currently held or leased by RIHC, other than property which is subject to the Option Agreement, is mortgaged for the benefit of Bankers Trust Company as collateral for RIHC’s $180.0 million aggregate principal amount of 11 1/2% First Mortgage Notes due 2009.

Item 3.   Legal Proceedings.

          Various legal proceedings are now pending against the Company.  Management considers all such proceedings to be ordinary litigation incident to the operation of its business.  Management believes that the resolution of these claims will not, individually or in the aggregate, have a material adverse effect on its financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of security holders for the quarter ended December 31, 2002.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters.

          No established public trading market exists for either CRH’s or RIHC’s common equity.  There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in either of CRH’s or RIHC’s common equity.

          Presently, CRH has two holders of record of each of its class A common stock, par value $.01 per share, and class B common stock, par value $.01 per share.  RIHC has one holder of record of its common stock, par value $.01 per share.

          Neither CRH nor RIHC pays or anticipates paying in the foreseeable future any dividends on their common equity.  Under the terms of the Disbursement Agreement, dated March 22, 2002, funds remaining in the liquidity disbursement account, after the financial statements for the four fiscal quarter period ending December 31, 2004 have been delivered and the required disbursements under the agreement have been made, may be distributed as a dividend to CRH.  The Indenture, dated March 22, 2002, contains restrictions on the payment of dividends or other distributions by RIHC and its restricted subsidiaries.  In addition, Section 1.05 of the NJCCA prohibits CRH from paying dividends to any person who is disqualified by the NJCCC.

          Since March 7, 2001, CRH’s date of incorporation, CRH has issued the following securities without registration pursuant to Section 4(2) of the Securities Act:

•	In April 2001, CRH issued 19,950 shares of class A common stock to Colony RIH Voteco, LLC, or Voteco, at a cash price of $0.0475 per share for a total price of $950;

•	In April 2001, CRH issued 403,740 shares of class B common stock to Colony Investors IV, L.P., or Colony IV, at a cash price of $100 per share for a total price of $40,374,000;

•

In April 2001, CRH issued 1,050 shares of class A common stock at a cash price of $0.0475 per share and 21,250 shares of class B common stock to Mr. Ribis at a cash price of $100 per share for a total price of $2,125,050;

•	In April 2001, CRH granted Mr. Ribis options to purchase 1,105 shares of class A common stock at a price of $0.0475 per share and 22,368 shares of class B common stock at a price of $100 per share;

•	In October 2001, CRH granted Audrey Oswell options to purchase 205 shares of class A common stock at a price of $0.0475 per share and 4,153 shares of class B common stock at a price of $100 per share;

•

In October 2001, CRH granted Joseph A. D’Amato options to purchase 171 shares of class A common stock at a price of $0.0475 per share and 3,459 shares of class B common stock at a price of $100 per share.  On November 20, 2002 Mr. D’Amato resigned and the options expired unexercised on February 18, 2003;

•

In October 2001, CRH granted Nicholas R. Amato, Rosalind Krause, John A. Pasqualoni, and Alan J. Rivin options to purchase 77 shares of class A common stock at a price of $0.0475 per share and 1,556 shares of class B common stock at a price of $100 per share.  On October 11, 2002 Mr. Pasqualoni resigned and his options expired unexercised on January 9, 2003;

•	In March 2002, CRH issued 16,430 shares of class A common stock to Voteco at a cash price of $0.0475 per share for a total price of $780.43;

•	In March 2002, CRH issued 332,492 shares of class B common stock to Colony IV at a cash price of $100 per share for a total price of $33,249,200; and

•

In March 2002, CRH issued 865 shares of class A common stock at a cash price of $0.0475 per share and 17,500 shares of class B common stock to Mr. Ribis at a cash price of $100 per share for a total  price of $1,750,041.09.

          Since October 24, 2000, RIHC’s date of incorporation, RIHC has issued the following securities without registration pursuant to Section 4(2) of the Securities Act:

•	In October 2000, RIHC issued 100 shares of common stock to Colony IV at a cash price of $.01 per share for a total price of $1.00;

•	In April 2001, Colony IV transferred the shares of common stock of RIHC to CRH, pursuant to the terms of a Securities Purchase Agreement between Colony IV and CRH, dated April 25, 2001; and

•	In March 2002, RIHC sold $180.0 million aggregate principal amount of 11 1/2% First Mortgage Notes due 2009 at a price of 97.686% yielding $175,800,000 in cash.

Item 6.   Selected Financial Data.

          The following table sets forth the selected financial data of Colony RIH Holdings, Inc. (“CRH”) and its Predecessor, Resorts International Hotel, Inc. (“RIH”) as of and for each of the periods indicated.  The selected financial data of RIH as of December 31,  2000, 1999, and 1998 and for each of the years then ended are derived from RIH’s financial statements, which have been audited by Arthur Andersen LLP.  The summary financial data of RIH for the period from January 1, 2001 to April 24, 2001 (pre-acquisition period) are derived from RIH’s financial statements, which have been audited by Ernst & Young LLP.  The selected financial data of CRH as of December 31, 2002 and 2001 and for the year ended December 31, 2002 and for the period from April 25, 2001 to December 31, 2001 (post-acquisition period) are derived from CRH’s financial statements, which have been audited by Ernst & Young LLP.  Certain amounts in the prior period financial statements have been reclassified to conform to their current period presentation.

	Year Ended December 31,			Period from January 1, 2001 to April 24, 2001	Period from April 25, 2001 to December 31, 2001	Year ended December 31, 2002

	1998	1999	2000

	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)	(Successor)
	($ in thousands)
Revenues:
Casino	$234,736	$221,016	$235,827	$72,417	$168,687	$259,208
Lodging	16,120	15,161	16,412	3,996	10,083	13,031
Food and beverage	26,692	25,512	26,039	6,977	17,880	24,649
Other	11,460	8,076	4,973	1,523	4,169	6,488
Less casino promotional allowances	(64,217)	(63,474)	(62,993)	(17,995)	(42,564)	(66,664)

Total net revenues	224,791	206,291	220,258	66,918	158,255	236,712
Costs and Expenses:
Casino	111,005	115,413	120,393	35,987	84,620	123,616
Lodging	3,434	2,929	4,186	913	1,970	1,672
Food and beverage	16,638	15,401	14,716	3,639	9,228	12,564
Other operating	30,509	28,762	25,667	8,292	16,683	25,557
Selling, general and administrative	37,133	35,375	37,522	10,492	21,526	36,769
Depreciation and amortization	14,722	16,737	17,034	5,325	5,412	10,160
Pre-opening	—	5,398	—	—	—	—

Total costs and expenses	213,441	220,015	219,518	64,648	139,439	210,338
Operating income (loss)	11,350	(13,724)	740	2,270	18,816	26,374
Interest expense, net	(16,861)	(19,639)	(23,146)	(7,163)	(5,625)	(17,104)
Other expenses	—	—	—	—	(408)	182
Loss on extinguishment of debt	—	—	—	—	—	(3,378)

Income (loss) before income taxes	(5,511)	(33,363)	(22,406)	(4,893)	12,783	6,074
Provision for income taxes	—	—	—	—	5,046	3,197

Net income (loss)	$(5,511)	$(33,363)	$(22,406)	$(4,893)	$7,737	$2,877

	December 31,

	1998	1999	2000	2001	2002

	(Predecessor)	(Predecessor)	(Predecessor)	(Successor)	(Successor)
	($ in thousands)
Balance Sheet Data:
Cash and cash equivalents	$23,357	$14,541	$21,453	$15,363	$32,989
Total assets	386,622	417,251	410,971	179,144	309,354
Long-term debt, net	205,940	272,374	278,337	88,502	183,008
Stockholders’ equity	113,637	79,901	57,495	48,429	84,435

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The financial information contained in “Results of Operations” and “Liquidity” provides a comparison of the combination of CRH and RIH in 2002 and 2001 to that of RIH in 2000.  CRH is a successor company to RIH and accordingly is on a different basis of accounting than RIH; however, management believes amounts included in revenue and certain costs and expenses are comparable.

          The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

          The preparation of these financial statements requires management to make estimates and judgments that offset the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Management’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Overview

          CRH was formed at the direction of Colony Investors IV, L.P. (“Colony IV”), an affiliate of Colony Capital, LLC (“Colony Capital”) of Los Angeles, California, on March 7, 2001.  CRH is owned by Colony IV, Colony RIH

Voteco, LLC (“Voteco”), another affiliate of Colony Capital, and Nicholas L. Ribis, a Director and Vice President of both CRH and RIHC.  RIHC is a wholly-owned subsidiary of CRH and was formed at the direction of Colony IV on October 24, 2000.  RIH is RIHC’s wholly-owned subsidiary.  RIH owns and operates Resorts Atlantic City, a casino hotel in Atlantic City, New Jersey.

RIH Acquisition

          RIHC entered into a Purchase Agreement with SINA and GGRI, dated as of October 30, 2000.  Pursuant to the Purchase Agreement, RIHC acquired all of the capital stock of RIH, all of the capital stock of New Pier and certain related assets, on April 25, 2001.  The acquisition of the capital stock of RIH, the capital stock of New Pier and the assets is referred to herein as the “Acquisition.” Prior to the completion of the Acquisition on April 25, 2001, CRH and RIHC had conducted no business other than in connection with the Purchase Agreement, and the related Credit Facility.

Renovation of Resorts

          Several significant events have affected the operating results of Resorts since 1999.  Prior to RIHC’s purchase of Resorts, SINA implemented a substantial renovation of the Ocean Tower, casino floor, hotel porte cochere and lobby area.  The renovation adversely impacted gaming operations for much of 1999 as large portions of the gaming floor were closed during the renovation period from February 1999 through June 1999.  Although the renovation significantly improved the facility’s appearance and functionality, several factors relating to the renovation, such as the decommissioning of gaming space, adversely impacted Resorts’ performance in 1999.  SINA was only partially successful in regaining the customers lost during this period.  SINA also raised slot hold percentages well above Atlantic City market averages during this period which, when combined with unfocused marketing, resulted in a significant drop in overall slot revenue.

Management Initiatives

          The current management team joined Resorts in February 2000 and subsequently put into practice a number of successful initiatives that took effect between six and twelve months after their implementation.  Such initiatives included: shifting marketing focus to mid-level slot customers and mid-to high-level table game customers, completely reengineering the customer database, lowering slot hold percentages to market norms, implementing direct marketing programs and a new slot club, discontinuing several unsuccessful promotions, adding a new bus center and expanding the gaming floor.  The results of such initiatives are reflected in the significant improvement in the Company’s operating results beginning in the third quarter of 2000 through the end of 2002.

The Expansion

          On September 4, 2002, CRH decommissioned the 166-room Atlantic City Tower in anticipation of beginning construction in November 2002 of a 27-story hotel tower on the same site. The expansion will add approximately 400 hotel rooms and suites. Subject to the approval of the New Jersey Casino Control Commission, the project will also add approximately 14,000 square feet of additional gaming space and 570 slot machines. In addition, the expansion plans include the relocation and expansion of the hotel lobby and porte cochere.  The expansion is budgeted to cost approximately $115.5 million and is expected to be completed by the end of the second quarter of 2004.

Results of Operations

Comparison of Years Ended December 31, 2002 and 2001

          Revenues.  Gaming revenues were $259.2 million for the year ended December 31, 2002, an increase of $18.1 million, or 7.5%, over gaming revenues for the comparable 2001 period of $241.1 million.

          Slot revenues were $186.6 million for the year ended December 31, 2002, an increase of $15.9 million, or 9.3%, over the comparable 2001 period of $170.7 million.  Slot handle (the dollar amounts wagered) for 2002 increased $318.1 million, or 14.6%, while the 2002 net slot hold declined to 7.5% from the 2001 net slot hold of 7.9%.  In 2002, Resorts benefited from the continuation of its effective marketing programs commenced in 2001 and from new marketing initiatives started in 2002.  The decline in the net slot hold results from Resorts maintaining its competitive position within the Atlantic City market.

          Table games revenues were $69.9 million for the year ended December 31, 2002, an increase of $2.5 million, or 3.7%, over the $67.4 million of revenues for the comparable 2001 period.  This resulted from an increase in the table games hold to 16.2% for the year ended December 31, 2002, from 15.0% for the comparable 2001 period, partially offset by a decrease in table games drop (the dollar amount of chips purchased) of $17.9 million, or 4.0%, to $431.9 million for the year ended December 31, 2002 from the comparable 2001 period of $449.8 million.

          Simulcast revenues were $2.7 million for the year ended December 31, 2002, a decrease of $369,000, or 12.1%, from the comparable 2001 period mainly due to the relocation and subsequent decrease in the size of Resorts’ simulcast room in August 2002 in preparation for the commencement of the hotel expansion construction.

          Lodging revenues were $13.0 million for the year ended December 31, 2002, a decrease of $1.1 million, or 7.8%, from the comparable 2001 period.  Lodging revenues decreased due to the loss of 166 rooms from the demolition of the Atlantic City Tower in September 2002 as part of CRH’s project to develop a new, 27-story hotel tower in its place.  Overall room occupancy for 2002 increased to 91.8% compared to the 2001 occupancy of 89.0%.

          Other revenues including entertainment and miscellaneous items were $6.5 million for the year ended December 31, 2002, an increase of $796,000, or 14.0%, over the comparable 2001 period.  The increase is attributable to higher entertainment revenues due to the offering of more headliner acts targeted to our gaming patron and increased retail revenues due to Resorts moving the gift shop operations in-house in February 2002.

          Promotional allowances were $66.7 million for the year ended December 31, 2002, an increase of $6.1 million, or 10.1%, over $60.6 million for the comparable 2001 period.  The increase is due to a $6.5 million increase in cash incentives to casino customers.

          Costs and Expenses.  Casino costs and expenses were $123.6 million for the year ended December 31, 2002, an increase of $3.0 million, or 2.5%, from the comparable 2001 period.  This increase is principally attributable to an increase in promotional marketing costs.

          Lodging costs and expenses were $1.7 million for the year ended December 31, 2002, a decrease of $1.2 million, or 41.4%, from the comparable 2001 period.  The Company allocates the departmental costs of providing complimentary services to casino patrons to casino costs and expenses. For the year ended December 31, 2002, the complimentary occupancy percentage was 84.2% compared to 72.3% in 2001 resulting in a higher allocation of costs, and, therefore, lowered lodging expenses.  This decrease is also attributable to a decrease in the number of room nights sold due to the demolition of the Atlantic City Tower.

          Selling, general and administrative expenses were $36.8 million for the year ended December 31, 2002, an increase of $4.8 million, or 15.0%, from the comparable 2001 period.  This increase is a result of increased insurance, property taxes, land and other rentals, and miscellaneous expenses.

          Depreciation and amortization expenses were $10.2 million for the year ended December 31, 2002, a decrease of $577,000, or 5.4%, from the comparable 2001 period.  This decrease is due to the elimination of goodwill amortization for 2002.

          Interest expense, net of interest income, was $17.1 million for the year ended December 31, 2002, an increase of $4.3 million, or 33.6%, from the comparable 2001 period.  This increase is the result of the issuance of the First Mortgage Notes in March 2002.  At December 31, 2002, the Companies’ long-term debt was $183.0 million, compared to $88.5 million at December 31, 2001.

          The loss on extinguishment of debt includes a $2.3 million write-off of deferred debt issuance costs and a $1.1 million prepayment penalty resulting from the repayment of the Credit Facility.

          Provision for income taxes was $3.2 million on income before taxes of $6.1 million for the year ended December 31, 2002, compared to $5.0 million on income before taxes of $12.8 million for the post-acquisition period of April 25, 2001 through December 31, 2001 and $0 on a loss of $4.9 million for the pre-acquisition period of January 1, 2001 through April 24, 2001.  Included in the tax expense for 2002 is a $947,000 provision for state tax for which there was no corresponding amount in the previous period.  In July 2002, the State of New Jersey passed the Business Tax Reform Act which, among other things, suspended the use of the New Jersey net operating loss carryforwards for two years as of January 1, 2002.  See the Notes to Financial Statements.

Comparison of Years Ended December 31, 2001 and 2000

          Revenues.  Gaming revenues were $241.1 million, an increase of $5.3 million, or 2.2%, over gaming revenues for the comparable 2000 period of $235.8 million.

          Slot revenues were $170.7 million for the year ended December 31, 2001, an increase of $10.1 million, or 6.3% over the comparable 2000 period.  Slot handle for 2001 increased $246.7 million, or 12.8%, while the 2001 net slot hold declined to 7.9% from the 2000 net slot hold of 8.3%.  In 2001, RIH benefited from the continuation of its effective marketing programs commenced in 2001 and from new marketing initiatives started in 2000. The decrease in the net slot hold results from RIH maintaining its competitive position within the Atlantic City market.

          Table games revenues were $67.4 million for the year ended December 31, 2001, a decrease of $5.2 million, or 7.2%, from $72.6 million from the comparable 2000 period.  This declined resulted from a decrease in the table game hold to 15.0% for the year ended December 31, 2001, from 15.5% for the comparable 2000 period, combined with a decrease in table games drop of $17.2 million, or 3.7%, to $449.8 million for the year ended December 31, 2001 from the comparable 2000 period of $467.0 million.

          Simulcast revenues were $3.1 million for the year ended December 31, 2001, a decrease of $367,000 or 13.6%, from the comparable 2000 period.

          Lodging revenues were $14.1 million for the year ended December 31, 2001, a decrease of $2.3 million, or 14.2%, from the comparable 2000 period.  Lodging revenues declined as the average room rate decreased $11.76, or 14.6%, from the comparable 2000 period. This is attributable to management’s decision to decrease the complimentary room rate to be more competitive within the Atlantic City marketplace for preferred gaming guests. Overall room occupancy for 2001 remained flat at 89.0% compared to the 2000 period.

          Food and beverage revenues declined $1.2 million, or 4.5%, for the year ended December 31, 2001, from the comparable 2000 period.  The average guest check remained relatively constant between the periods, and the number of covers declined in the 2001 period by 74,000, or 4.8%, from the comparable 2000 period.  This decline resulted from management’s decisions to both limit days and hours of operations of certain restaurants.

          Other revenues including entertainment and miscellaneous items were $5.7 million for the year ended December 31, 2001, an increase of $700,000, or 14.4% over the comparable 2000 period.  The increase is attributable to higher entertainment revenues due to the offering of more headliner acts.

          Promotional allowances were $60.6 million for the year ended December 31, 2001, a decrease of $2.4 million, or 3.8%, from $63.0 million for the comparable 2000 period.  The decrease is due to a $5.7 million decrease in cash incentives to bus passengers partially offset by a $2.4 million increase in cash incentives to casino customers.

          Costs and Expenses.  Lodging costs and expenses were $2.9 million for the year ended December 31, 2001, a decrease of $1.3 million, or 31.0%, from the comparable 2000 period.  The Company allocates the departmental costs of providing complimentary services to casino patrons to casino costs and expenses. For the year ended December 31, 2001, the complimentary occupancy percentage was 72.3% compared to 61.1% in 2000 resulting in a higher allocation of costs, and, therefore, lowered lodging expenses.  This decrease is also attributable to a decrease in the number of room nights sold due to the demolition of the Atlantic City Tower.

          Food and beverage costs were $12.9 million for the year ended December 31, 2001, a decline of $1.8 million, or 12.2%, from the comparable 2000 period.  This decrease is caused by lower food and beverage product cost associated with reduced revenues, and operating efficiencies.

          Selling, general and administrative expenses were $32.0 million for the year ended December 31, 2001, an increase of $5.5 million, or 14.7%, from the comparable 2000 period. This increase is due to higher property rental and advertising costs.

          Depreciation and amortization expenses were $10.7 million for the year ended December 31, 2001, a decrease of $6.3 million, or 37.1%, from the comparable 2000 period.  This decrease is due to the reduction in the basis of the assets as a result of the Acquisition.

          Interest expense, net of amortization and interest income, was $12.8 million for the year ended December 31, 2001, a decrease of $10.3 million, or 44.6%, from the comparable 2000 period. This reduction is attributable to a lower level of debt as a result of the Acquisition and a reduced effective interest rate on borrowings.

Liquidity

          The Companies’ principal source of liquidity is cash flow from operations. For the year ended December 31, 2002, cash flow provided by operations approximated $27.0 million, compared to $14.7 million for the comparable 2001 period.

          For the year ended December 31, 2002, the Companies have expended $21.6 million for the hotel expansion project and other capital improvements and replacements, such other expenditures including the purchases of slot machines and related equipment, computer upgrades, and facility improvements.   Of the total expenditures, $12.5 million was expended for construction of the new hotel tower.

          For the year ended December 31, 2001, the Company expended $12.8 million in capital expenditures, which included $5.6 million for the conversion of a closed nightclub into a slot parlor with 257 slot machines, additional slot machines to maintain a current product offering, normal property maintenance, and pre-development costs for the new hotel tower.

          For the year ended December 31, 2000, the Company invested $11.7 million in capital expenditures, which included $3.5 million for the construction of a nine-bay bus transportation center, as well as the purchase of approximately 280 slot machines, computer equipment, and upgrades to key systems.

          On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of 11½% First Mortgage Notes at a price of 97.686% yielding $175.8 million.  Concurrent with the sale of the notes, CRH issued 17,295 shares of class A common stock at a cash price of $0.0475 and 349,992 shares of class B common stock at a price of $100 to its existing shareholders for a price of approximately $35.0 million.  The proceeds from the sale of the First Mortgage Notes and issuance of stock were used to retire existing debt and will be used to finance the cost to develop, construct, and equip a new hotel tower.  As of December 31, 2002, $80.0 million of the proceeds is deposited in a construction disbursement account for this purpose.  Additionally, $10.0 million of the proceeds from the issuance of stock has been deposited in a liquidity disbursement account to be used for working capital in the event RIHC’s Adjusted Consolidated EBITDA, as defined in the First Mortgage Notes Indenture, for any four fiscal quarters ending on or prior to December 31, 2004, is less than $28.0 million.  At the end of the measurement period referred to in the previous sentence, RIHC will be permitted to secure a release of any unutilized amount in the liquidity disbursement account for use in its business or to fund a dividend to CRH to return such unutilized amount to CRH’s stockholders.  Due to the change in debt following the sale of First Mortgage Notes, CRH’s long-term debt increased from $88.5 million at December 31, 2001 to $183.0 million at December 31, 2002.  As a result of this change, annual interest expense was approximately $19.1 million in 2002, compared to the $13.9 million in 2001.

          CRH’s cash and cash equivalents at December 31, 2002, were $33.0 million as compared to $15.4 million at December 31, 2001.   Additionally, at December 31, 2002, CRH had a restricted cash balance of $90 million, which includes $10.0 million in the liquidity disbursement account, and is included in other assets on the Company’s Consolidated Balance Sheet.  A portion of the unrestricted cash and cash equivalents is required for the day-to-day operations of Resorts Atlantic City, which, as of December 31, 2002, included approximately $16.5 million of currency and coin on-hand for casino and hotel operations.  This amount varies by days of the week, holidays and seasons.

          In June 2002, RIH entered into a $20.0 million credit facility, the proceeds of which are to be used for the acquisition of furniture, fixtures, and equipment.  RIHC has guaranteed the obligations of RIH under this equipment credit facility.  The Companies intend to use $15.0 million of the equipment credit facility to purchase furniture, fixtures, and equipment for the new hotel tower and the expanded gaming facility.  In November 2002, the Companies also entered into a $10.0 million revolving credit facility.  Neither the $20.0 million credit facility nor the $10.0 million revolving credit facility had been used as of December 31, 2002.

          The CRDA will reimburse certain construction expenses for the construction of the new hotel tower in the amount of $9.8 million through 2003. Additionally, Resorts will receive an additional $2.7 million payable at the rate of approximately $500,000 per year for the years 2004 through 2008 for reimbursements of expenses relating to the construction of the hotel tower. The CRDA will make an additional $1.5 million available for expenses incurred in connection with public improvements relating to the construction of the new hotel tower. In March 2002, Resorts received a lump sum payment of $1.5 million representing Resorts’ share of donations made to the Atlantic City Housing Fund. Resorts will utilize these funds for the expansion project as they are not restricted to housing use. See “Business--Regulation and Gaming Taxes and Fees--CRDA Funds.”

          In June 2002, the Companies entered into a Thermal Energy Services Agreement (the “Agreement”).  The initial term of the Agreement is 20 years, renewable at the Companies’ option for two additional five year terms.  The Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value is estimated at $6.5 million, for which payments during 2002 were $126,000, including interest, with the total payments over the 20 year initial term estimated at $9.6 million including interest, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year.

          Management believes that its existing cash and projected operating cash flows will be sufficient to meet the cash requirements of its existing operations, including maintenance, capital improvements and debt service requirements, for the next twelve months and the foreseeable future thereafter. Management currently believes that cash requirements of its existing operations beyond the next twelve months and the foreseeable future thereafter will consist of costs relating to construction of the hotel tower, debt service requirements and capital improvements and replacements in the ordinary course of business, which management expects to be met by the proceeds of the First Mortgage Notes, existing cash, cash flows from operations, the furniture, fixtures and equipment facility and its new revolving credit facility.

Application of Critical Accounting Policies

          The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect the amounts reported.  The Company’s significant accounting policies are more fully described in Note 2 (“Summary of Significant Accounting Policies”) to the Company’s consolidated financial statements.  Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

          A critical accounting policy is defined as one that is both material to the presentation of CRH’s consolidated financial statements, and requires management to make difficult, subjective, or complex judgments that could have a material effect on the Company’s financial condition and results of operations.  Specifically, an accounting estimate is defined as critical if 1) it would require the Company to make assumptions about matters that were highly uncertain at the time the estimate was made, and 2) different estimates that the Company could reasonably have used, or changes in the estimates that are reasonably likely to occur, would have a material effect on the Company’s financial condition or results of operations.

          Management believes that following are critical accounting estimates:

          Allowances for Doubtful Accounts - Casino.   Allowances for doubtful accounts arising from casino receivables are based upon a review of specific estimated uncollectible accounts.  The methodology used to evaluate uncollectibility of accounts is based on historical collection rates over the past five years, applied based on the aging of the receivable, as well as consideration of other factors, including information related to specific larger accounts, an appraisal of current economic conditions, a change in the character of the receivables, a change in the Company’s collection policy, and the judgment and expertise of management.

          Cashback Liability.  The Company awards incentives to its casino customers, based on their levels of gaming activity, through its “Cashback” marketing program. The incentives awarded are in the form of points which may be redeemed for coin to wager on slot machines.  The Company records a liability for outstanding Cashback incentives (those incentives which have been earned, but not yet redeemed by the customer), adjusted for an estimated redemption factor based on historical results.  The amount of expense resulting from this marketing program could vary from the liability recorded based on actual redemption rates.

          Litigation/Loss Reserves.  Various legal proceedings, considered by management to be ordinary litigation incident to the operation of its business, may be pending at any time against the Company.  The Company records a liability for these items, which liability is estimated based on a review and analysis of each individual event, and periodically reviewed for adequacy. Although management estimates that none of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations, no assurances can be given as to the eventual outcome of these issues.

          Income Taxes.  CRH records an income tax liability in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”.  Accordingly, deferred tax assets and liabilities are calculated as the difference between the financial statement carrying amounts and the tax bases of assets and liabilities.  SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. CRH has provided a full valuation allowance against the amount of its New Jersey net operating loss carryforwards, because it does not expect to realize the tax benefit.  In July 2002, New Jersey passed the New Jersey Tax Act, which, among other things, requires the suspension of the use of New Jersey net operating loss carryforwards for two years.

          Long-lived Assets.  Management has determined that the Company’s policy associated with its long-lived assets and the related estimates is critical to the preparation of the consolidated financial statements.  The Company has a significant investment in long-lived property and equipment.  Management estimates that the undiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets.  Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results.  Management estimates the useful lives for the Company’s assets based on historical experience and the estimates of assets’ commercial lives.  Should the actual useful life of a class of assets differ from the estimated useful life, an impairment charge would be recorded.  Management reviews useful lives and obsolescence and assesses commercial viability of the Company’s assets periodically.

Quarterly Results of Operations

          The following table sets forth certain unaudited financial information on a quarterly basis:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Successor)	(Successor)	(Successor)	(Successor)
	($ in thousands)
2002
Net revenues	$57,433	$62,131	$65,308	$51,840
Operating income	5,894	9,566	10,880	34
Net income (loss)	$(18)	$2,761	$2,713	$(2,579)

	First Quarter	Period From April 1, 2001 to April 24, 2001	Period From April 25, 2001 to June 30, 2001	Third Quarter	Fourth Quarter

	(Predecessor)	(Predecessor)	(Successor)	(Successor)	(Successor)
	($ in thousands)
2001
Net revenues	$51,018	$15,900	$41,633	$64,464	$52,158
Operating income	186	2,084	5,285	11,410	2,121
Net income (loss)	$(5,510)	$617	$2,138	$5,443	$156

          During the 3rd quarter of 2002, the Company reclassified certain costs (primarily coin incentives to gaming patrons) from costs and expenses to promotional allowances to be consistent with prevailing industry practice.  Such amounts totaled $4.9 million and $4.3 million for the three months ended June 30, 2002 and March 31, 2002, and $3.8 million, $4.4 million, $3.8 million, $1.5 million, and $4.8 million for the three months ended December 31, 2001, September 30, 2001, the period from April 25, 2001 to June 30, 2001, the period from April 1, 2001 to April 24, 2001, and the three months ended March 31, 2001, respectively.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

          The Company has exposure to interest rate risk from its short-term and long-term debt. In general, the company’s long-term debt is fixed rate.  See Note 8 of the Notes to the Consolidated Financial Statements of CRH for components of the Company’s long-term debt. The Company believes that the market risk from changes in interest rates would not be material to the fair value of these financial instruments, or the related cash flows, or future results of operations.

Item 8.   Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Colony RIH Holdings, Inc.
Reports of Independent Auditors	21

Consolidated Balance Sheets at December 31, 2002 and 2001	23

Consolidated Statements of Operations for the year ended December 31, 2002, for the period from April 25, 2001 to December 31, 2001, the period from January 1, 2001 to April 24, 2001 (Predecessor) and the year ended December 31, 2000 (Predecessor)	24

Consolidated Statements of Cash Flows for the year ended December 31, 2002, for the period from April 25, 2001 to December 31, 2001, the period from January 1, 2001 to April 24, 2001 (Predecessor) and the year ended December 31, 2000 (Predecessor)	25

Consolidated Statements of Changes of Shareholders’ Equity for the year ended December 31, 2002, for the period from April 25, 2001 to December 31, 2001, the period from January 1, 2001 to April 24, 2001 (Predecessor) and the year ended December 31, 2000 (Predecessor)	26

Notes to Consolidated Financial Statements	27

Financial Statement Schedule--Schedule II Valuation and Qualifying Accounts	37

Resorts International Hotel and Casino, Inc.
Reports of Independent Auditors	38

Consolidated Balance Sheets at December 31, 2002 and 2001	40

Consolidated Statements of Operations for the year ended December 31, 2002, for the period from April 25, 2001 to December 31, 2001, the period from January 1, 2001 to April 24, 2001 (Predecessor) and the year ended December 31, 2000 (Predecessor)	41

Consolidated Statements of Cash Flows for the year ended December 31, 2002, for the period from April 25, 2001 to December 31, 2001, the period from January 1, 2001 to April 24, 2001 (Predecessor) and the year ended December 31, 2000 (Predecessor)	42

Consolidated Statements of Changes of Shareholder’s Equity for the year ended December 31, 2002, for the period from April 25, 2001 to December 31, 2001, the period from January 1, 2001 to April 24, 2001 (Predecessor) and the year ended December 31, 2000 (Predecessor)	43

Notes to Consolidated Financial Statements	44

Financial Statement Schedule--Schedule II Valuation and Qualifying Accounts	54

          All other schedules called for under Regulation S-X are not submitted because they are not applicable, not required, or because the required information is not material, or is included in the financial statements or notes thereto.

Report of Independent Auditors

Board of Directors
Colony RIH Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Colony RIH Holdings, Inc. (“the Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2002 and for the period from April 25, 2001 to December 31, 2001 (post-acquisition period) and the consolidated statements of operations, shareholders’ equity, and cash flows of Resorts International Hotel, Inc. (Predecessor) for the period from January 1, 2001 to April 24, 2001 (pre-acquisition period). Our audits also included the financial statement schedule listed in the Index to Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements and schedule of Resorts International Hotel, Inc. (Predecessor) for the year ended December 31, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and schedule in their report dated January 19, 2001.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colony RIH Holdings, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the year ended December 31, 2002 and for the post-acquisition period from April 25, 2001 to December 31, 2001 in conformity with accounting principles generally accepted in the United States. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of Resorts International Hotel, Inc. for the pre-acquisition period from January 1, 2001 to April 24, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 2002 and 2001 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania January 31, 2003

THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP IS A COPY OF A PREVIOUSLY ISSUED REPORT THAT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.  THE REPORT OF ERNST & YOUNG LLP RELATES TO THE YEAR ENDED DECEMBER 31, 2002 and 2001.  CONSEQUENTLY, THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP, WHICH IS THE MOST RECENTLY ISSUED REPORT, RELATES TO THE YEAR ENDED DECEMBER 31, 2000.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Resorts International Hotel, Inc.

          We have audited the accompanying balance sheet of Resorts International Hotel, Inc. (a New Jersey corporation) as of December 31, 2000 and the related statements of operations, shareholder’s equity and cash flows for each of the two years in the period ended December 31, 2000.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Roseland, New Jersey January 19, 2001

COLONY RIH HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,

	2002	2001

Assets
Current assets
Cash and cash equivalents	$32,989	$15,363
Receivables, net	5,098	8,273
Inventories	1,290	1,536
Prepaid expenses and other current assets	3,338	2,818
Deferred income taxes	4,374	2,524

Total current assets	47,089	30,514
Property and equipment, net	145,841	126,139
Other assets (including $89,971 and $0 of restricted cash and cash equivalents in 2002 and 2001, respectively)	116,424	22,491

Total assets	$309,354	$179,144

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$1,004	$10,229
Accounts payable	5,563	5,746
Accrued interest payable	6,038	1,277
Accrued expenses and other current liabilities	20,778	21,274

Total current liabilities	33,383	38,526
Long-term debt, less current portion	183,008	88,502
Deferred income taxes	4,653	1,349
Redeemable common stock	3,875	2,338

Total liabilities	224,919	130,715
Shareholders’ equity
Common stock:
Class A—$.01 par value, 2002------ 900,000 shares authorized, 38,295 shares issued and outstanding; 2001- 600,000 shares authorized, 21,000 shares issued and outstanding	—	—
Class B—$.01 par value, 2002- 800,000 shares authorized, 774,982 shares issued and outstanding; 2001- 500,000 shares authorized, 424,990 shares issued and outstanding	8	4
Capital in excess of par	73,813	40,750
Retained earnings	10,614	7,524
Accumulated other comprehensive income	—	151

Total shareholders’ equity	84,435	48,429

Total liabilities and shareholders’ equity	$309,354	$179,144

See accompanying notes

COLONY RIH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Year ended December 31, 2002	Period from April 25, 2001 to December 31, 2001	Period from January 1, 2001 to April 24, 2001	Year ended December 31 2000

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Revenue:
Casino	$259,208	$168,687	$72,417	$235,827
Lodging	13,031	10,083	3,996	16,412
Food and beverage	24,649	17,880	6,977	26,039
Other	6,488	4,169	1,523	4,973
Less: promotional allowances	(66,664)	(42,564)	(17,995)	(62,993)

Total net revenue	236,712	158,255	66,918	220,258
Costs and expenses:
Casino	123,616	84,620	35,987	120,393
Lodging	1,672	1,970	913	4,186
Food and beverage	12,564	9,228	3,639	14,716
Other operating	25,557	16,683	8,292	25,667
Selling, general, and administrative	36,769	21,526	10,492	37,522
Depreciation and amortization	10,160	5,412	5,325	17,034

Total costs and expenses	210,338	139,439	64,648	219,518

Income from operations	26,374	18,816	2,270	740
Interest income	1,951	594	510	1,557
Interest expense	(19,055)	(6,219)	(7,673)	(24,703)
Other expense	182	(408)	—	—
Loss on extinguishment of debt	(3,378)	—	—	—

Income (loss) before income taxes	6,074	12,783	(4,893)	(22,406)
Provision for income taxes	3,197	5,046	—	—

Net income (loss)	$2,877	$7,737	$(4,893)	$(22,406)

See accompanying notes.

COLONY RIH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31, 2002	Period from April 25, 2001 to December 31, 2001	Period from January 1, 2001 to April 24, 2001	Year ended December 31, 2000

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,877	$7,737	$(4,893)	$(22,406)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	3,378	—	—	—
Depreciation and amortization	9,614	4,752	5,038	16,218
Amortization of debt premiums, discounts and issuance costs	1,397	340	203	606
Provision for doubtful receivables	1,305	1,038	517	1,160
Provision for discount on CRDA obligations, net of amortization	551	660	287	799
Deferred income tax	1,455	(784)	—	—
Paid in kind interest on Seller Note	—	518	—	—
Other	(182)	88	—	—
Net loss on dispositions of property and equipment	—	—	—	716
Changes in operating assets and liabilities:
Net (increase) decrease in receivables	1,870	(2,407)	684	(3,782)
Net (increase) decrease in inventories and prepaid expenses and other current assets	(426)	1,515	(1,600)	568
Net (increase) decrease in deferred charges and other assets	1,083	(1,218)	65	(198)
Net increase (decrease) in accounts payable and accrued expenses	(680)	(6,394)	2,837	2,577
Net increase in interest payable	4,761	—	5,700	—

Net cash provided by (used in) operating activities	27,003	5,845	8,838	(3,742)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of cash and cash equivalents – restricted, net of releases	(89,971)	—	—	—
Purchases of property and equipment	(21,642)	(11,577)	(1,229)	(11,692)
CRDA deposits	(3,267)	(1,658)	(1,332)	(2,604)
CRDA refunds	1,492	—	—	—
Purchase of RIH, net of cash acquired	—	(97,004)	—	—

Net cash used in investing activities	(113,388)	(110,239)	(2,561)	(14,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings	180,835	92,084	—	6,000
Payments to secure borrowings	(8,432)	(2,810)	—	—
Proceeds from the issuance of common stock	33,250	40,375	—	—
Proceeds from the issuance of redeemable common stock	1,750	2,125	—	—
Other	102	—	—	—
Prepayment penalty on long-term debt	(1,094)	—	—	—
Advances from affiliates	—	—	—	20,842
Debt repayments	(102,400)	(12,017)	(234)	(1,892)

Net cash provided by (used in) financing activities	104,011	119,757	(234)	24,950

Net increase in cash and cash equivalents	17,626	15,363	6,043	6,912
Cash and cash equivalents at beginning of period	15,363	—	21,453	14,541

Cash and cash equivalents at end of period	$32,989	$15,363	$27,496	$21,453

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$13,318	$4,621	$8	$22,948
Income taxes	4,350	4,525	—	—
Non-cash investment and financing transactions:
Property and equipment acquired under capital lease obligations	6,530	299	—	1,417
Note payable issued in connection with Acquisition	—	17,500	—	—

See accompanying notes.

COLONY RIH HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par	Retained Earnings Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

PREDECESSOR:
Balance at December 31, 1999	$1,000	$123,660	$(44,759)	$—	$79,901
Net loss	—	—	(22,406)	—	(22,406)

Balance at December 31, 2000	1,000	123,660	(67,165)	—	57,495
Net loss for the period from January 1, 2001 to April 24, 2001	—	—	(4,893)	—	(4,893)

Balance at April 24, 2001	$1,000	$123,660	$(72,058)	$—	$52,602

SUCCESSOR:
Issuance of common stock to acquire RIH	$4	$40,371	$—	$—	$40,375
Stock options granted to employees and consultants	—	379	—	—	379
Other	—	—	(213)	—	(213)
Net income from April 25, 2001 to December 31, 2001	—	—	7,737	—	7,737
Increase in fair value of hedges	—	—	—	151	151

Comprehensive income	—	—	—	—	7,888

Balance at December 31, 2001	$4	$40,750	$7,524	$151	$48,429

Issuance of common stock	4	33,246	—	—	33,250
Other	—	—	213	—	213
Change in value of stock options granted to employees and consultants	—	(183)	—	—	(183)
Net income	—	—	2,877	—	2,877
Termination of fair value hedge	—	—	—	(151)	(151)

Comprehensive income	—	—	—	—	2,726

Balance at December 31, 2002	$8	$73,813	$10,614	$—	$84,435

COLONY RIH HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation and Consolidation

          Colony RIH Holdings, Inc., a Delaware corporation (“CRH”, the “Company”, or the “Successor”), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc., also a Delaware corporation (“RIHC”). RIHC, through its wholly-owned subsidiary, Resorts International Hotel, Inc., a New Jersey corporation (“RIH”, or the “Predecessor”), owns and operates Resorts Atlantic City, a casino/hotel located in Atlantic City, NJ. Colony RIH Holdings, Inc. and Resorts International Hotels, Inc. are referred to collectively as “The Companies”.

          CRH was formed at the direction of Colony Investors IV, L.P. (“Colony IV”), a Delaware limited partnership, under the laws of the State of Delaware on March 7, 2001. RIHC was formed at the direction of Colony IV on October 24, 2000.

          RIHC, Sun International North America, Inc., a Delaware corporation (“SINA”), and GGRI, Inc., a Delaware corporation (“GGRI”), entered into a purchase agreement, dated October 30, 2000, as amended (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, RIHC acquired all of the capital stock of RIH, the Warehouse Assets (as defined in the Purchase Agreement) and all of the capital stock of New Pier Operating Company, Inc. (“New Pier”), a New Jersey corporation (collectively, the “Acquisition”) on April 25, 2001 for approximately $144.8 million.

          The consolidated financial statements include the accounts of CRH and its wholly owned subsidiary.  All significant intercompany accounts and transactions have been eliminated. The Predecessor’s financial statements include the accounts of RIH.

2.     Summary of Significant Accounting Policies

Use of Estimates

          The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

          Allowances for doubtful accounts arising from casino, hotel and other services, are based upon a specific review of certain outstanding receivables.  In determining the amounts of the allowances, certain estimates and assumptions are made, and actual results may differ from those assumptions.

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

Property and Equipment

          Property and equipment are stated at cost and are depreciated over their estimated useful lives reported below using the straight-line method. Interest costs incurred during the construction period are capitalized in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Costs.”  Interest expense of $429,000 was capitalized for the year ended December 31, 2002.

Hotels and other buildings	35 – 40 years
Furniture, fixtures and equipment	2 - 5 years

2.     Summary of Significant Accounting Policies (continued)

          The provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” requires, among other things, that an entity review its long-lived assets and certain intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

          As a result of SINA entering into the agreement to sell RIH (see Note 1) at a purchase price less than the carrying value of RIH’s net assets, SINA recorded a loss of $229.2 million in the fourth quarter of 2000 to reflect the write down of net assets held for sale.  The Predecessor did not record an impairment charge because the Predecessor evaluated the recoverability of its long-lived assets on a standalone, held for use basis and the Predecessor’s estimate of future undiscounted cash flows was in excess of its carrying value for long-lived assets.

Goodwill

          Goodwill for the Predecessor was amortized on a straight-line basis over 40 years. Amortization of goodwill included in the accompanying statements of operations amounted to $836,000 and $2,641,000 in the 2001 Predecessor period, and 2000, respectively.

Income Taxes

          Prior to the Acquisition discussed in Note 1, RIH’s taxable income (loss) was included in the consolidated Federal income tax returns of SINA. Although RIH was a member of a consolidated group for Federal income tax purposes, RIH calculated its income tax provision on a separate return basis for financial reporting purposes.

          CRH follows the provisions of SFAS 109, “Accounting for Income Taxes”.  Accordingly, deferred tax assets and liabilities are calculated as the difference between the financial statement carrying amounts and tax bases of assets and liabilities. These differences are affected by the tax rate for the year in which they are expected to be recovered or settled. A valuation allowance is recognized, if necessary, to account for the likelihood that these differences will not be realized in the future.  Note 11 further addresses the components of the deferred tax assets and liabilities.

Revenue Recognition

          Gaming revenue is recorded as the net win from gaming activities, which represents the difference between amounts wagered and amounts won by patrons. Revenues from hotel and related services and from theater ticket sales are recognized at the time the related service is performed.

Promotional Allowances

          The retail value of hotel accommodations, food, beverage and other services provided to customers without charge is included in gross revenues and deducted as promotional allowances.  The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows (in thousands):

	Year ended December 31, 2002	Period from April 25, 2001 to December 31, 2001	Period from January 1, 2001 to April 24, 2001	Year ended December 31, 2000

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Rooms	$10,277	$6,646	$2,760	$8,407
Food and beverage	16,386	11,355	4,823	15,502
Entertainment and other	3,224	2,084	949	3,181

	$29,887	$20,085	$8,532	$27,090

Stock Based Compensation

          The Companies have elected to follow Accounting Principles Board Number 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for employee stock options.  The effect of applying the fair value method proscribed by Financial Accounting Standards Board Statement Number 123 would result in net income that is not materially different from the amount reported in the accompanying statement of operations.  Pro forma results of operations may not be representative of the effects on pro forma results of operations for future periods.

2.     Summary of Significant Accounting Policies (continued)

          Equity instruments issued to non-employees in exchange for goods or services are accounted for using the fair value method and expense is recorded based on the value determined.

Reclassifications

          During 2002, the Company reclassified certain costs (primarily coin incentives to gaming patrons) from costs and expenses to promotional allowances to be consistent with prevailing industry practice.  Such amounts totaled $12.0 million, $6.3 million, and $26.1 million for the period from April 25, 2001 to December 31, 2001, the period from January 1, 2001 to April 24, 2001, and the year ended December 31, 2000, respectively.

          Certain amounts in the prior period financial statements have been reclassified to conform to their current period presentation.

New Accounting Pronouncements

          In June 2001, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) was issued. This Statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company adopted SFAS No. 142 on January 1, 2002. Adjusting the consolidated statement of operations to reflect the adoption of SFAS No. 142 by excluding amortization of goodwill totaling $836,000 for the period January 1, 2001 to April 24, 2001 and $2,641,000 in 2000 would have resulted in a net loss of $4.1 million for the period January 1, 2001 to April 24, 2001 and a net loss of $19.8 million in 2000.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires, among other provisions, that gains and losses on certain extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria of APB Opinion No. 30 for such classification is to be reclassified to conform with the provisions of SFAS No. 145. Earlier application of the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 is encouraged. The Company adopted the provisions of SFAS No. 145 during 2002 and has classified a loss on the extinguishment of debt of $3.4 million for the year ended December 31, 2002 in accordance with the provisions of this pronouncement.

3.     Acquisition

          RIHC, SINA, and GGRI entered into the Purchase Agreement on October 30, 2000. Pursuant to the Purchase Agreement, RIHC acquired all of the capital stock of RIH, the Warehouse Assets (as defined in the Purchase Agreement) and all of the capital stock of New Pier Operating Company, Inc., a New Jersey corporation (collectively, the “Acquisition”) on April 25, 2001 for approximately $144.8 million.

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

          CRH financed the Acquisition and paid related fees and expenses with:  (i) proceeds of $42.5 million from the issuance of common stock, (ii) a $17.5 million note issued by CRH to SINA (the “Seller Note”), (iii) borrowings by RIHC, guaranteed by CRH under a $90 million credit agreement (the “Credit Facility”) and (iv) RIH’s available cash.

          Prior to the Acquisition, CRH conducted no business other than in connection with the Purchase Agreement and the Credit Facility.

          In connection with the Acquisition for approximately $144.8 million, CRH acquired assets with a fair value of $173.9 million and assumed liabilities of $29.1 million.

          The pro forma unaudited results of operations for the year ended December 31, 2001, assuming consummation of the Acquisition and issuance of CRH’s common stock, Seller Note and Credit Facility as of the beginning of the period presented is as follows (in thousands):

Year ended December 31, 2001

Total net revenues	$225,173
Net income	$8,616

4.     Receivables

          Components of receivables were as follows at December 31 (in thousands):

	2002	2001

Gaming	$8,135	$9,013
Less: allowance for doubtful accounts	(4,161)	(3,793)

	3,974	5,220
Non-gaming:
Hotel and related	282	398
Other	883	2,756

	1,165	3,154
Less: allowance for doubtful accounts	(41)	(101)

	1,124	3,053

Receivables, net	$5,098	$8,273

5.     Property and Equipment

          Components of property and equipment were as follows at December 31 (in thousands):

	2002	2001

Land and land rights	$34,698	$36,886
Hotels and other buildings	79,038	71,829
Furniture, fixtures and equipment	30,435	12,800
Construction in progress	14,604	9,090

	158,775	130,605
Less: accumulated depreciation	(12,934)	(4,466)

Net property and equipment	$145,841	$126,139

6.     Other Assets

          Components of other assets were as follows at December 31 (in thousands):

	2002	2001

CRDA deposits, bonds and other investments, net	$18,530	$18,535
Debt issuance costs, net	7,521	2,471
Other	402	1,485
Restricted cash	89,971	—

	$116,424	$22,491

          The New Jersey Casino Control Act, as amended, requires RIH to purchase bonds issued by the Casino Reinvestment Development Authority (CRDA) or make other investments authorized by the CRDA, in an amount equal to 1.25% of RIH’s gross gaming revenue, as defined.

6.      Other Assets (continued)

          The CRDA bonds have interest rates ranging from 3.5% to 7.0% and have repayment terms of between 20 and 50 years. RIH records charges to expense to reflect the below-market interest rate payable on the bonds it may have to purchase to fulfill its investment obligation at the date the obligation arises. The charges for the year 2002, for the period from April 25, 2001 to December 31, 2001, the period from January 1, 2001 to April 24, 2001, and for the year ended December 31, 2000 for discounts on obligations arising in those years were $547,000, $660,000, $287,000 and $816,000, respectively. The discount on CRDA bonds purchased is amortized to interest income over the life of the bonds using the effective interest method.

          From time to time RIH has donated certain funds it has had on deposit with the CRDA in return for either relief from its obligation to purchase CRDA bonds or credits against future CRDA deposits.  At December 31, 2002, RIH owned $7,402,000 face value of bonds issued by the CRDA and had $18,730,000 on deposit with the CRDA.  The majority of the Company’s deposits have been pledged for specific projects.

          Debt issuance costs consist of amounts incurred in connection with obtaining long-term debt. The costs are amortized over the contractual life of the loan and amortization is included in interest expense.

          Restricted cash represents funds received from the issuance of the First Mortgage Notes (see Note 8), which were deposited into a construction disbursement account for use for construction of the new hotel tower.

7.     Accrued Expenses and Other Current Liabilities

          Components of accrued expenses and other current liabilities were as follows at December 31 (in thousands):

	2002	2001

Insurance and related costs	$1,623	$1,715
Payroll	9,293	8,099
Unredeemed chip liability	1,024	1,136
Liability for unredeemed cash incentives	2,538	2,188
Other	6,300	8,136

	$20,778	$21,274

8.     Long-Term Debt

          Long-term debt is summarized as follows at December 31 (in thousands):

	2002	2001

First Mortgage Notes, net of unamortized discount	$176,151	$—
Thermal Energy capital lease	6,562	—
Revolving credit facility	—	4,000
Term loans	—	74,700
Seller note	—	18,018
Other notes payable	1,299	2,013

	184,012	98,731
Less: current portion	1,004	10,229

	$183,008	$88,502

          On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of First Mortgage Notes (the “First Mortgage Notes”) at a price of 97.686% yielding $175.8 million. Interest on the First Mortgage Notes is payable on March 15 and September 15 of each year, and the First Mortgage Notes are due in full on March 15, 2009.

          The First Mortgage Notes contain certain covenants that, among other things, will limit RIHC’s ability and the ability of its subsidiaries to pay dividends on, redeem or repurchase its or their capital stock, make investments, incur additional indebtedness, permit payment of or restrict dividends by certain of its subsidiaries, enter into sale leaseback transactions, sell assets, guarantee indebtedness, create certain liens, engage in transactions with affiliates, and consolidate, merge or transfer all or substantially all its assets and the assets of it’s subsidiaries on a consolidated basis.

8.     Long-Term Debt (continued)

          In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”).  The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms.  The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year.  The outstanding balance of the capital lease was $6.6 million at December 31, 2002.

          In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc (“CIT Facility”).  The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment.  Loans pursuant to the CIT Facility are repayable over a sixty- month amortization period from the date the loan is made.  Interest on outstanding loans bear interest at the rate of LIBOR plus three and one-half percent.  RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility.  There was no outstanding balance of the CIT facility as of December 31, 2002.

          In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”).  The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million.  The Commerce Facility expires on December 31, 2004.  There was no outstanding balance on the Commerce Facility at December 31, 2002.

          In conjunction with the Acquisition, RIHC borrowed $82.0 million under an Amended and Restated Credit Agreement, dated April 25, 2001, from the lenders named therein. The Credit Facility was comprised of $80.0 million in term loans (Term Loan A for $25.0 million and Term Loan B for $55.0 million) and a $10.0 million revolving credit facility. Principal payments on the term loans were due quarterly, commencing on June 29, 2001. Interest on borrowings outstanding was either at LIBOR or an alternative base rate, plus an applicable margin in each case. The outstanding balance on the Credit Facility was repaid on March 22, 2002, with the proceeds from the sale of the First Mortgage Notes. Additionally, the Company terminated its existing interest rate collar agreements.

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

          In connection with the repayment of the Credit Facility and the Seller Note, the Company recorded a loss on extinguishment of debt, of $3,378,000 related to pre-payment penalties and the write-off of deferred financing costs associated with the Credit Facility.

9.     Related Party Transactions

          The Predecessor recorded the following expenses from SINA and its other subsidiaries for the year ended December 31, 2000 (in thousands):

2000

Expenses:
Interest and amortization of discounts on notes payable to SINA	$18,075
Management fee	6,573
Marketing services	1,210
Amortization of debt issuance costs	531
Property rentals from SINA	244
Billboard rental from affiliate	38

$26,671

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

          In connection with the Acquisition discussed in Note 1, RIH was not liable for payment of related party balances, including borrowings from SINA.

9.     Related Party Transactions (continued)

          For the year ended December 31, 2002 and during the period from April 25, 2001 to December 31, 2001, the Company incurred expenses of approximately $527,000 and $102,000, respectively, for fees and expenses incurred by affiliates of Colony Capital, the Company’s principal shareholder, and the Company’s directors.

10.    Retirement Plans

          RIH has a defined contribution plan in which substantially all non-union employees are eligible to participate. Employees of certain other affiliated companies are also eligible to participate in this plan.  Contributions are made to the plan based on a percentage of eligible employee contributions. Contribution expense for this plan was $682,000, $436,000, $209,000 and $665,000 for the year ended December 31, 2002, the period from April 25, 2001 to December 31, 2001, the period from January 1, 2001 to April 24, 2001, and for the year ended December 31, 2000, respectively.

          Union employees are covered by various multi-employer pension plans to which contributions are made by RIH and other unrelated employers.  RIH’s pension expense for these plans was $1,665,000, $1,009,000, $437,000 and $1,192,000 for the year ended 2002, for the period from April 25, 2001 to December 31, 2001, the period from January 1, 2001 to April 24, 2001, and for the year ended December 31, 2000, respectively.

11.    Income Taxes

          Income tax expense is comprised of the following for the year ended December 31 (in thousands):

	2002	2001

Current:
Federal	$795	$5,830
State	947	—

	1,742	5,830
Deferred:
Federal	1,455	(784)
State	—	—

	1,455	(784)

	$3,197	$5,046

          The components of the deferred tax assets and liabilities were as follows at December 31 (in thousands):

	2002	2001

Deferred tax liabilities:
Basis differences on property and equipment	$(3,702)	$(1,730)
Other	(1,809)	—

Total deferred tax liabilities	(5,511)	(1,730)
Deferred tax assets:
NOL and capital loss carryforwards	8,477	5,302
Book reserves not yet deductible for tax	3,823	1,812
Tax credit carryforwards	73	—
Other	1,361	1,289

Total deferred tax assets	13,734	8,403
Valuation allowance for deferred tax assets	(8,503)	(5,498)

Deferred tax assets, net of valuation allowance	5,231	2,905

Net deferred tax assets (liabilities)	$(280)	$1,175

11.    Income Taxes (continued)

          The effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors (in thousands):

	Year ended December 31, 2002	Period from April 25, 2001 to December 31, 2001	Period from January 1, 2001 to April 24, 2001	Year ended December 31, 2000

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Statutory federal income tax rate	34.0%	35.0%	35.0%	35.0%
NOL and temporary differences for which no taxes were provided or benefits recognized	—	—	(25.6)%	(28.0)%
State taxes, net of federal benefit	10.3%	—	—	—
Non-deductible provisions and expenses	8.3%	4.5%	(9.4)%	(7.0)%

Effective tax rate	52.6%	39.5%	0.0%	0.0%

          On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act is retroactive to January 1, 2002. In accordance with the Tax Act, the Company recorded a provision for current income tax of $625,000, net of federal benefit, for the year ended December 31, 2002.

          At December 31, 2002, the Company has a state net operating loss carryforward of approximately $144.9 million. The carryforward will expire as follows: 2005, $32.8 million; 2006, $2.4 million; 2007, $40.2 million; 2008, $20.7 million; and 2009, $48.8 million. The Company has reported a full valuation allowance against the carryforward because it does not expect to realize the tax benefit.

12.    Common Stock and Stock Based Compensation

          The proceeds from the sale of 1,915 shares of Class A Common and 38,750 shares of Class B Common have been classified separately from shareholders’ equity as “Redeemable Common Stock” in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances.

          In connection with the acquisition discussed in Note 3, CRH established the 2001 Omnibus Stock Incentive Plan (the “Plan”). Awards denominated or payable in shares or options to purchase shares of CRH’s common stock may be granted to officers and other key employees and consultants of CRH and its subsidiaries. The Plan permits the granting of up to 2,131 shares of Class A Common Stock and 43,122 shares of Class B Common Stock. The Board of Directors has sole discretion concerning administration of the Plan, including the determination of award goals, individuals to receive awards, types of awards, the terms and conditions of the awards, and the time at which awards will be granted. The Board of Directors may terminate the Plan at any time.

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

          Of the options granted during the period ended December 31, 2001, 555 options to purchase Class A common shares and 11,188 options to purchase Class B common shares were granted to an independent contractor and were immediately vested as a part of the closing of the Acquisition. The fair value of these options was approximately $291,000 on the Acquisition date, and this amount has been recorded as a part of the cost of the Acquisition.

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

12.    Common Stock and Stock Based Compensation (continued)

          The remaining Class A options (684) and Class B options (13,836) were granted to employees during the period from April 25, 2001 to December 31, 2001. These options vest only if the Company meets specified annual performance targets. The Company met the financial targets for the period ended December 31, 2002; accordingly, 135 Class A options and 2,767 Class B options became vested on that date. During the year ended December 31, 2002, no options were granted or forfeited; accordingly, at December 31, 2002, there are 684 Class A and 13,836 Class B options outstanding of which 274 Class A and 5,534 Class B options have vested and are currently exercisable.  All of these options may be called by the Company in certain circumstances as defined in the agreement. For financial accounting purposes, these awards are re-measured at the end of each reporting period using the intrinsic value method and changes in intrinsic value are recorded as compensation expense at the end of each reporting period until the options are exercised.

          Compensation expense recognized on all stock option awards for the year ended December 31, 2002 and the period from April 25, 2001 to December 31, 2002 was approximately $(183,000) and $88,000.

13.    Commitments and Contingencies

Litigation

          The Companies are a defendant in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

License Renewal

          On January 19, 2000, the New Jersey Casino Control Commission (the “NJCCC”) renewed RIH’s license to operate its casino hotel complex in Atlantic City for the four-year period ending January 31, 2004.  A casino license is not transferable, and must be renewed every four years by filing an application, which must be acted upon by the NJCCC no later than 30 days prior to the expiration of the license there in force.

Commitments

          The Company leases land, office space and certain equipment under non-cancelable operating lease arrangements. These leases expire in various years.  Rent expense under these lease agreements for the year ended December 31, 2002, the period from April 25, 2001 to December 31, 2001, the period from January 1, 2001 to April 24, 2001, and for the year ended December 31, 2000 were approximately $3.7 million, $3.1 million, $433,000 and $1.4 million, respectively.  Future minimum lease payments under non-cancelable operating leases consist of the following at December 31, 2002 (in thousands):

2003	$2,594
2004	2,290
2005	2,290
2006	1,841
2007 and thereafter	23,144

Total	$32,159

13.    Commitments and Contingencies (continued)

Fair Value of Financial Instruments

          The carrying values of cash and cash equivalents, and restricted cash in Other assets, are reasonable estimates of fair values because of the short term maturities of these investments. The carrying values of the Thermal energy capital lease and Other notes payable approximate the fair market value of these instruments based on their terms and rates. CRDA deposits, bonds, and other investments are stated net of a valuation allowance reflecting the below-market interest rates associated with these investments, therefore the carrying values approximate their fair values. The fair value of the Company’s First Mortgage Notes is estimated to be $161,325,000 as of December 31, 2002, based on the trading price as of that date, compared to the carrying value of $176,151,000.

SCHEDULE II
COLONY RIH HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Other Changes (Deductions)		Balance at End of Period

PREDECESSOR:
Year ended December 31, 2000
Allowances for doubtful accounts	$2,616	$1,160	$(850	) (a)	$2,926
Valuation allowance for CRDA investments	$9,977	$816	$(13)		$10,780
Period from January 1, 2001 to April 24, 2001
Allowances for doubtful accounts	$2,926	$517	$4		$3,447
Valuation allowance for CRDA investments	$10,780	$287	$(7)		$11,060
SUCCESSOR:
Period from April 25, 2001 to December 31, 2001
Allowances for doubtful accounts	$3,447	$1,038	$(591	) (a)	$3,894
Valuation allowance for CRDA investments	$11,060	$660	$(1,827	) (b)	$9,893
Year ended December 31, 2002
Allowances for doubtful accounts	$3,894	$1,305	$(997	) (a)	$4,202
Valuation allowance for CRDA investments	$9,893	$547	$3		$10,443

(a)	Write-off uncollectible amounts.
(b)	Includes the write-off of $991 of CRDA Convention Center Hotel Bonds.

Report of Independent Auditors

Board of Directors
Resorts International Hotel and Casino, Inc.

We have audited the accompanying consolidated balance sheets of Resorts International Hotel and Casino, Inc. (“the Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholder’s equity, and cash flows for the year ended December 31, 2002 and for the period from April 25, 2001 to December 31, 2001 (post-acquisition period) and the consolidated statements of operations, shareholder’s equity, and cash flows of Resorts International Hotel, Inc. (Predecessor) for the period from January 1, 2001 to April 24, 2001 (pre-acquisition period). Our audits also included the financial statement schedule listed in the Index to Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements and schedule of Resorts International Hotel, Inc. (Predecessor) for the year ended December 31, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and schedule in their report dated January 19, 2001.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resorts International Hotel and Casino, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the year ended December 31, 2002 and for the post-acquisition period from April 25, 2001 to December 31, 2001 in conformity with accounting principles generally accepted in the United States. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of Resorts International Hotel, Inc. for the pre-acquisition period from January 1, 2001 to April 24, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 2002 and 2001 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
January 31, 2003

THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP IS A COPY OF A PREVIOUSLY ISSUED REPORT THAT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.  THE REPORT OF ERNST & YOUNG LLP RELATES TO THE YEAR ENDED DECEMBER 31, 2002 and 2001.  CONSEQUENTLY, THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP, WHICH IS THE MOST RECENTLY ISSUED REPORT, RELATES TO THE YEAR ENDED DECEMBER 31, 2000.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Resorts International Hotel, Inc.

          We have audited the accompanying balance sheet of Resorts International Hotel, Inc. (a New Jersey corporation) as of December 31, 2000 and the related statements of operations, shareholder’s equity and cash flows for each of the two years in the period ended December 31, 2000.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the financial statements is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 19, 2001

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,

	2002	2001

Assets
Current assets
Cash and cash equivalents	$32,989	$15,363
Receivables, net	5,098	8,273
Inventories	1,290	1,536
Prepaid expenses and other current assets	3,338	2,818
Deferred income taxes	4,374	2,524

Total current assets	47,089	30,514
Property and equipment, net	145,841	126,139
Other assets (including $89,971 and $0 of restricted cash and cash equivalents in 2002 and 2001, respectively)	116,424	22,491

Total assets	$309,354	$179,144

Liabilities and Shareholder’s Equity
Current liabilities
Current maturities of long-term debt	$1,004	$10,229
Accounts payable	5,563	5,746
Accrued interest payable	6,038	324
Accrued interest payable to affiliates	—	953
Accrued expenses and other current liabilities	20,778	21,274

Total current liabilities	33,383	38,526
Notes payable to affiliates, net of unamortized discounts	—	18,018
Long-term debt, less current portion	183,008	70,484
Deferred income taxes	4,653	1,349

Total liabilities	221,044	128,377
Shareholder’s equity
Common stock - $.01 par value, 10,000 shares authorized, 100 shares issued and outstanding	—	—
Capital in excess of par	77,696	42,879
Retained earnings	10,614	7,737
Accumulated other comprehensive income	—	151

Total shareholder’s equity	88,310	50,767

Total liabilities and shareholder’s equity	$309,354	$179,144

See accompanying notes

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Year ended December 31, 2002	Period from April 25, 2001 to December 31, 2001	Period from January 1, 2001 to April 24, 2001	Year ended December 31, 2000

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Revenue:
Casino	$259,208	$168,687	$72,417	$235,827
Lodging	13,031	10,083	3,996	16,412
Food and beverage	24,649	17,880	6,977	26,039
Other	6,488	4,169	1,523	4,973
Less: promotional allowances	(66,664)	(42,564)	(17,995)	(62,993)

Total net revenue	236,712	158,255	66,918	220,258
Costs and expenses:
Casino	123,616	84,620	35,987	120,393
Lodging	1,672	1,970	913	4,186
Food and beverage	12,564	9,228	3,639	14,716
Other operating	25,557	16,683	8,292	25,667
Selling, general, and administrative	36,769	21,526	10,492	37,522
Depreciation and amortization	10,160	5,412	5,325	17,034

Total costs and expenses	210,338	139,439	64,648	219,518

Income from operations	26,374	18,816	2,270	740
Interest income	1,951	594	510	1,557
Interest expense	(19,055)	(6,219)	(7,673)	(24,703)
Other expense	182	(408)	—	—
Loss on extinguishment of debt	(3,378)	—	—	—

Income (loss) before income taxes	6,074	12,783	(4,893)	(22,406)
Provision for income taxes	3,197	5,046	—	—

Net income (loss)	$2,877	$7,737	$(4,893)	$(22,406)

          See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31, 2002	Period from April 25, 2001 to December 31, 2001	Period from January 1, 2001 to April 24, 2001	Year ended December 31, 2000

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,877	$7,737	$(4,893)	$(22,406)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	3,378	—	—	—
Depreciation and amortization	9,614	4,752	5,038	16,218
Amortization of debt premiums, discounts and issuance costs	1,397	340	203	606
Provision for doubtful receivables	1,305	1,038	517	1,160
Provision for discount on CRDA obligations, net of amortization	551	660	287	799
Deferred income tax	1,455	(784)	—	—
Paid in kind interest on Seller Note	—	518	—	—
Other	(182)	88	—	—
Net loss on dispositions of property and equipment	—	—	—	716
Changes in operating assets and liabilities:
Net (increase) decrease in receivables	1,870	(2,407)	684	(3,782)
Net (increase) decrease in inventories and prepaid expenses and other current assets	(426)	1,515	(1,600)	568
Net (increase) decrease in deferred charges and other assets	1,083	(1,218)	65	(198)
Net increase (decrease) in accounts payable and accrued expenses	(680)	(6,394)	2,837	2,577
Net increase in interest payable	4,761	—	5,700	—

Net cash provided by (used in) operating activities	27,003	5,845	8,838	(3,742)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of cash and cash equivalents – restricted, net of releases	(89,971)	—	—	—
Purchases of property and equipment	(21,642)	(11,577)	(1,229)	(11,692)
CRDA deposits	(3,267)	(1,658)	(1,332)	(2,604)
CRDA refunds	1,492	—	—	—
Purchase of RIH, net of cash acquired	—	(97,004)	—	—

Net cash used in investing activities	(113,388)	(110,239)	(2,561)	(14,296)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings	180,835	92,084	—	6,000
Payments to secure borrowings	(8,432)	(2,810)	—	—
Capital contribution from Parent	35,000	42,500	—	—
Other	102	—	—	—
Prepayment penalty on long-term debt	(1,094)	—	—	—
Advances from affiliates	—	—	—	20,842
Debt repayments	(102,400)	(12,017)	(234)	(1,892)

Net cash provided by (used in) financing activities	104,011	119,757	(234)	24,950

Net increase in cash and cash equivalents	17,626	15,363	6,043	6,912
Cash and cash equivalents at beginning of period	15,363	—	21,453	14,541

Cash and cash equivalents at end of period	$32,989	$15,363	$27,496	$21,453

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$13,318	$4,621	$8	$22,948
Income taxes	4,350	4,525	—	—
Non-cash investment and financing transactions:
Property and equipment acquired under capital lease obligations	6,530	299	—	1,417
Note payable issued in connection with Acquisition	—	17,500	—	—

          See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY
(Dollars in thousands)

	Common Stock	Capital in Excess of Par	Retained Earnings Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

PREDECESSOR:
Balance at December 31, 1999	$1,000	$123,660	$(44,759)	$—	$79,901
Net loss	—	—	(22,406)	—	(22,406)

Balance at December 31, 2000	1,000	123,660	(67,165)	—	57,495
Net loss for the period from January 1, 2001 to April 24, 2001	—	—	(4,893)	—	(4,893)

Balance at April 24, 2001	$1,000	$123,660	$(72,058)	$—	$52,602

SUCCESSOR:
Capital contribution	$—	$42,500	$—	$—	$42,500
Stock options granted to employees and consultants	—	379	—	—	379
Net income from April 25, 2001 to December 31, 2001	—	—	7,737	—	7,737
Increase in fair value of hedges	—	—	—	151	151

Comprehensive income	—	—	—	—	7,888

Balance at December 31, 2001	$—	$42,879	$7,737	$151	$50,767

Capital contribution	—	35,000	—	—	35,000
Stock options granted to employees and consultant	—	(183)	—	—	(183)
Net income	—	—	2,877	—	2,877
Termination of fair value hedge	—	—	—	(151)	(151)

Comprehensive income	—	—	—	—	2,726

Balance at December 31, 2002	$—	$77,696	$10,614	$—	$88,310

          See accompanying notes

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation and Consolidation

          Colony RIH Holdings, Inc., a Delaware corporation (“CRH”, the “Company”, or the “Successor”), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc., a Delaware corporation (“RIHC”). RIHC, through its wholly-owned subsidiary, Resorts International Hotel, Inc., a New Jersey corporation (“RIH”, or the “Predecessor”), owns and operates Resorts Atlantic City, a casino/hotel located in Atlantic City, NJ. Colony RIH Holdings, Inc. and Resorts International Hotels, Inc. are referred to collectively as “The Companies”.

          CRH was formed at the direction of Colony Investors IV, L.P. (“Colony IV”), a Delaware limited partnership, under the laws of the State of Delaware on March 7, 2001. RIHC was formed at the direction of Colony IV on October 24, 2000.

          RIHC, Sun International North America, Inc., a Delaware corporation (“SINA”), and GGRI, Inc., a Delaware corporation (“GGRI”), entered into a purchase agreement, dated October 30, 2000, as amended (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, RIHC acquired all of the capital stock of RIH, the Warehouse Assets (as defined in the Purchase Agreement) and all of the capital stock of New Pier Operating Company, Inc. (“New Pier”), a New Jersey corporation (collectively, the “Acquisition”) on April 25, 2001 for approximately $144.8 million.

          The consolidated financial statements include the accounts of CRH and its wholly owned subsidiary.  All significant intercompany accounts and transactions have been eliminated. The Predecessor’s financial statements include the accounts of RIH.

2.     Summary of Significant Accounting Policies

Use of Estimates

          The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

          Allowances for doubtful accounts arising from casino, hotel and other services, are based upon a specific review of certain outstanding receivables.  In determining the amounts of the allowances, certain estimates and assumptions are made, and actual results may differ from those assumptions.

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

Property and Equipment

          Property and equipment are stated at cost and are depreciated over their estimated useful lives reported below using the straight-line method. Interest costs incurred during the construction period are capitalized in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Costs.”  Interest expense of $429,000 was capitalized for the year ended December 31, 2002.

Hotels and other buildings	35 – 40 years
Furniture, fixtures and equipment	2 - 5 years

2.     Summary of Significant Accounting Policies (continued)

          The provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” requires, among other things, that an entity review its long-lived assets and certain intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.

          As a result of SINA entering into the agreement to sell RIH (see Note 1) at a purchase price less than the carrying value of RIH’s net assets, SINA recorded a loss of $229.2 million in the fourth quarter of 2000 to reflect the write down of net assets held for sale.  The Predecessor did not record an impairment charge because the Predecessor evaluated the recoverability of its long-lived assets on a standalone, held for use basis and the Predecessor’s estimate of future undiscounted cash flows was in excess of its carrying value for long-lived assets.

Goodwill

          Goodwill for the Predecessor was amortized on a straight-line basis over 40 years. Amortization of goodwill included in the accompanying statements of operations amounted to $836,000 and $2,641,000 in the 2001 Predecessor period, and 2000, respectively.

Income Taxes

          Prior to the Acquisition discussed in Note 1, RIH’s taxable income (loss) was included in the consolidated Federal income tax returns of SINA. Although RIH was a member of a consolidated group for Federal income tax purposes, RIH calculated its income tax provision on a separate return basis for financial reporting purposes.

          CRH follows the provisions of SFAS 109, “Accounting for Income Taxes”.  Accordingly, deferred tax assets and liabilities are calculated as the difference between the financial statement carrying amounts and tax bases of assets and liabilities. These differences are affected by the tax rate for the year in which they are expected to be recovered or settled. A valuation allowance is recognized, if necessary, to account for the likelihood that these differences will not be realized in the future. Note 12 further addresses the components of the deferred tax assets and liabilities.

Revenue Recognition

          Gaming revenue is recorded as the net win from gaming activities, which represents the difference between amounts wagered and amounts won by patrons. Revenues from hotel and related services and from theater ticket sales are recognized at the time the related service is performed.

Promotional Allowances

          The retail value of hotel accommodations, food, beverage and other services provided to customers without charge is included in gross revenues and deducted as promotional allowances.  The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows (in thousands):

	Year ended December 31, 2002	Period from April 25, 2001 to December 31, 2001	Period from January 1, 2001 to April 24, 2001	Year ended December 31, 2000

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Rooms	$10,277	$6,646	$2,760	$8,407
Food and beverage	16,386	11,355	4,823	15,502
Entertainment and other	3,224	2,084	949	3,181

	$29,887	$20,085	$8,532	$27,090

Stock Based Compensation

          The Companies have elected to follow Accounting Principles Board Number 25, “Accounting For Stock Issued to Employees”, and related interpretations in accounting for employee stock options.  The effect of applying the fair value method proscribed by Financial Accounting Standards Board Statement Number 123 would result in net income that is not materially different from the amount reported in the accompanying statement of operations.  Pro forma results of operations may not be representative of the effects on pro forma results of operations for future periods.

2.     Summary of Significant Accounting Policies (continued)

          Equity instruments issued to non-employees in exchange for goods or services are accounted for using the fair value method and expense is recorded based on the value determined.

Reclassifications

          During 2002, RIHC reclassified certain costs (primarily coin incentives to gaming patrons) from costs and expenses to promotional allowances to be consistent with prevailing industry practice.  Such amounts totaled $12.0 million, $6.3 million, and $26.1 million for the period from April 25, 2001 to December 31, 2001, the period from January 1, 2001 to April 24, 2001, and the year ended December 31, 2000, respectively.

          Certain amounts in the prior period financial statements have been reclassified to conform to their current period presentation.

New Accounting Pronouncements

          In June 2001, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) was issued. This Statement addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. RIHC adopted SFAS No. 142 on January 1, 2002. Adjusting the condensed consolidated statement of operations to reflect the adoption of SFAS No. 142 by excluding amortization of goodwill totaling $836,000 for the period January 1, 2001 to April 24, 2001 and $2,641,000 in 2000 would have resulted in a net loss of $4.1 million for the period January 1, 2001 to April 24, 2001 and a net loss of $19.8 million for 2000.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 requires, among other provisions, that gains and losses on certain extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods that does not meet the criteria of APB Opinion No. 30 for such classification is to be reclassified to conform with the provisions of SFAS No. 145. Earlier application of the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 is encouraged. RIHC adopted the provisions of SFAS No. 145 during 2002 and has classified a loss on the extinguishment of debt of $3.4 million for the year ended December 31, 2002 in accordance with the provisions of this pronouncement.

3.     Acquisition

          RIHC, SINA, and GGRI entered into the Purchase Agreement on October 30, 2000. Pursuant to the Purchase Agreement, RIHC acquired all of the capital stock of RIH, the Warehouse Assets (as defined in the Purchase Agreement) and all of the capital stock of New Pier Operating Company, Inc., a New Jersey corporation (collectively, the “Acquisition”) on April 25, 2001 for approximately $144.8 million.

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

          CRH financed the Acquisition and paid related fees and expenses with:  (i) proceeds of $42.5 million from the issuance of common stock, (ii) a $17.5 million note issued by CRH to SINA (the “Seller Note”), (iii) borrowings by RIHC, guaranteed by CRH under a $90 million credit agreement (the “Credit Facility”) and (iv) RIH’s available cash.

          Prior to the Acquisition, neither CRH nor RIHC conducted any business other than in connection with the Purchase Agreement and the Credit Facility.

          In connection with the Acquisition for approximately $144.8 million, CRH acquired assets with a fair value of $173.9 million and assumed liabilities of $29.1 million.

3.     Acquisition (continued)

          The pro forma unaudited results of operations for the year ended December 31, 2001, assuming consummation of the Acquisition and issuance of CRH’s common stock, Seller Note and Credit Facility as of the beginning of the period presented is as follows (in thousands):

Year ended December 31, 2001

Total net revenues	$225,173
Net income	$8,616

4.     Receivables

          Components of receivables were as follows at December 31 (in thousands):

	2002	2001

Gaming	$8,135	$9,013
Less: allowance for doubtful accounts	(4,161)	(3,793)

	3,974	5,220
Non-gaming:
Hotel and related	282	398
Other	883	2,756

	1,165	3,154
Less: allowance for doubtful accounts	(41)	(101)

	1,124	3,053

Receivables, net	$5,098	$8,273

5.     Property and Equipment

          Components of property and equipment were as follows at December 31 (in thousands):

	2002	2001

Land and land rights	$34,698	$36,886
Hotels and other buildings	79,038	71,829
Furniture, fixtures and equipment	30,435	12,800
Construction in progress	14,604	9,090

	158,775	130,605
Less: accumulated depreciation	(12,934)	(4,466)

Net property and equipment	$145,841	$126,139

6.     Other Assets

          Components of other assets were as follows at December 31 (in thousands):

	2002	2001

CRDA deposits, bonds and other investments, net	$18,530	$18,535
Debt issuance costs, net	7,521	2,471
Other	402	1,485
Restricted cash	89,971	—

	$116,424	$22,491

          The New Jersey Casino Control Act, as amended, requires RIH to purchase bonds issued by the Casino Reinvestment Development Authority (CRDA) or make other investments authorized by the CRDA, in an amount equal to 1.25% of RIH’s gross gaming revenue, as defined.

6.     Other Assets (continued)

          The CRDA bonds have interest rates ranging from 3.5% to 7.0% and have repayment terms of between 20 and 50 years. RIH records charges to expense to reflect the below-market interest rate payable on the bonds it may have to purchase to fulfill its investment obligation at the date the obligation arises. The charges for the year 2002, for the period from April 25, 2001 to December 31, 2001, the period from January 1, 2001 to April 24, 2001, and for the year ended December 31, 2000 for discounts on obligations arising in those years were $547,000, $660,000, $287,000 and $816,000, respectively. The discount on CRDA bonds purchased is amortized to interest income over the life of the bonds using the effective interest method.

          From time to time RIH has donated certain funds it has had on deposit with the CRDA in return for either relief from its obligation to purchase CRDA bonds or credits against future CRDA deposits.  At December 31, 2002, RIH owned $7,402,000 face value of bonds issued by the CRDA and had $18,730,000 on deposit with the CRDA.  The majority of RIH’s deposits have been pledged for specific project.

          Debt issuance costs consist of amounts incurred in connection with obtaining long-term debt. The costs are amortized over the contractual life of the loan and amortization is included in interest expense.

          Restricted cash represents funds received from the issuance of the First Mortgage Notes (see Note 9), which were deposited into a construction disbursement account for use for construction of the new hotel tower.

7.     Accrued Expenses and Other Current Liabilities

          Components of accrued expenses and other current liabilities were as follows at December 31 (in thousands):

	2002	2001

Insurance and related costs	$1,623	$1,715
Payroll	9,293	8,099
Unredeemed chip liability	1,024	1,136
Liability for unredeemed cash incentives	2,538	2,188
Other	6,300	8,136

	$20,778	$21,274

8.     Notes Payable to Affiliates

          In conjunction with the Acquisition, CRH issued a $17.5 million note to SINA. The Seller Note was subordinated to the term loans under the Credit Facility and had a 7-year term. This loan had interest at 12.5% per annum of which 6.25% was payable in cash and 6.25% was paid in kind. There was no amortization of principal on this loan. The Seller Note was repaid on March 22, 2002, with the proceeds from the sale of the First Mortgage Notes. In conjunction with the Acquisition, CRH issued a note to RIHC with terms that mirror the Seller Note.

9.     Long-Term Debt

          Long-term debt is summarized as follows at December 31 (in thousands):

	2002	2001

First Mortgage Notes, net of unamortized discount	$176,151	$—
Thermal Energy capital lease	6,562	—
Revolving credit facility	—	4,000
Term loans	—	74,700
Other notes payable	1,299	2,013

	184,012	80,713
Less: current portion	1,004	10,229

	$183,008	$70,484

          On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of First Mortgage Notes (the “First Mortgage Notes”) at a price of 97.686% yielding $175.8 million. Interest on the First Mortgage Notes is payable on March 15 and September 15 of each year, and the First Mortgage Notes are due in full on March 15, 2009.

9.     Long-Term Debt

          The First Mortgage Notes contain certain covenants that, among other things, will limit RIHC’s ability and the ability of its subsidiaries to pay dividends on, redeem or repurchase its or their capital stock, make investments, incur additional indebtedness, permit payment of or restrict dividends by certain of its subsidiaries, enter into sale leaseback transactions, sell assets, guarantee indebtedness, create certain liens, engage in transactions with affiliates, and consolidate, merge or transfer all or substantially all our assets and the assets of its subsidiaries on a consolidated basis.

          In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”).  The initial term of the Thermal Agreement is 20 years, renewable at RIH's option for two additional five-year terms.  The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year.  The outstanding balance of the capital lease was $6.6 million at December 31, 2002.

          In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc (“CIT Facility”).  The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment.  Loans pursuant to the CIT Facility are repayable over a sixty- month amortization period from the date the loan is made.  Interest on outstanding loans bear interest at the rate of LIBOR plus three and one-half percent.  RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility.  There was no outstanding balance of the CIT facility as of December 31, 2002.

          In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”).  The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million.  The Commerce Facility expires on December 31, 2004.  There was no outstanding balance on the Commerce Facility at December 31, 2002.

          In conjunction with the Acquisition, RIHC borrowed $82.0 million under an Amended and Restated Credit Agreement, dated April 25, 2001, from the lenders named therein. The Credit Facility was comprised of $80.0 million in term loans (Term Loan A for $25.0 million and Term Loan B for $55.0 million) and a $10.0 million revolving credit facility. Principal payments on the term loans were due quarterly, commencing on June 29, 2001. Interest on borrowings outstanding was either at LIBOR or an alternative base rate, plus an applicable margin in each case. The outstanding balance on the Credit Facility was repaid on March 22, 2002, with the proceeds from the sale of the First Mortgage Notes. Additionally, RIHC terminated its existing interest rate collar agreements.

          In connection with the repayment of the Credit Facility and the Seller Note, RIHC recorded a loss on extinguishment of debt, of $3,378,000 related to pre-payment penalties and the write-off of deferred financing costs associated with the Credit Facility.

10.    Related Party Transactions

          The Predecessor recorded the following expenses from SINA and its other subsidiaries for the year ended December 31, 2000 (in thousands):

2000

Expenses:
Interest and amortization of discounts on notes payable to SINA	$18,075
Management fee	6,573
Marketing services	1,210
Amortization of debt issuance costs	531
Property rentals from SINA	244
Billboard rental from affiliate	38

$26,671

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

10.    Related Party Transactions (continued)

          In connection with the Acquisition discussed in Note 1, RIH was not liable for payment of related party balances, including borrowings from SINA.

          For the year ended December 31, 2002 and during the period from April 25, 2001 to December 31, 2001, RIHC incurred expenses of approximately $527,000 and $102,000, respectively, for fees and expenses incurred by affiliates of Colony Capital, our principal shareholder, and our directors.

11.    Retirement Plans

          RIH has a defined contribution plan in which substantially all non-union employees are eligible to participate. Employees of certain other affiliated companies are also eligible to participate in this plan.  Contributions are made to the plan based on a percentage of eligible employee contributions. Contribution expense for this plan was $682,000, $436,000, $209,000 and $665,000 for the year ended December 31, 2002, period from April 25, 2001 to December 31, 2001, the period from January 1, 2001 to April 24, 2001, and for the year ended December 31, and 2000, respectively.

          Union employees are covered by various multi-employer pension plans to which contributions are made by RIH and other unrelated employers.  RIH’s pension expense for these plans was $1,665,000, $1,009,000, $437,000 and $1,192,000 for the year ended December 31, 2002, for the period from April 25, 2001 to December 31, 2001, the period from January 1, 2001 to April 24, 2001, and for the year ended December 31, 2000, respectively.

12.    Income Taxes

          Income tax expense is comprised of the following for the year ended December 31 (in thousands):

	2002	2001

Current:
Federal	$795	$5,830
State	947	—

	1,742	5,830
Deferred:
Federal	1,455	(784)
State	—	—

	1,455	(784)

	$3,197	$5,046

          The components of the deferred tax assets and liabilities were as follows at December 31 (in thousands):

	2002	2001

Deferred tax liabilities:
Basis differences on property and equipment	$(3,702)	$(1,730)
Other	(1,809)	—

Total deferred tax liabilities	(5,511)	(1,730)
Deferred tax assets:
NOL and capital loss carryforwards	8,477	5,302
Book reserves not yet deductible for tax	3,823	1,812
Tax credit carryforwards	73	—
Other	1,361	1,289

Total deferred tax assets	13,734	8,403
Valuation allowance for deferred tax assets	(8,503)	(5,498)

Deferred tax assets, net of valuation allowance	5,231	2,905

Net deferred tax assets (liabilities)	$(280)	$1,175

12.    Income Taxes (continued)

          The effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors (in thousands):

	Year ended December 31, 2002	Period from April 25, 2001 to December 31, 2001	Period from January 1, 2001 to April 24, 2001	Year ended December 31, 2000

	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Statutory federal income tax rate	34.0%	35.0%	35.0%	35.0%
NOL and temporary differences for which no taxes were provided or benefits recognized	—	—	(25.6)%	(28.0)%
State taxes, net of federal benefit	10.3%	—	—	—
Non-deductible provisions and expenses	8.3%	4.5%	(9.4)%	(7.0)%

Effective tax rate	52.6%	39.5%	0.0%	0.0%

          On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act is retroactive to January 1, 2002. In accordance with the Tax Act, RIHC recorded a provision for current income tax of $625,000, net of federal benefit, for the year ended December 31, 2002.

          At December 31, 2002, RIHC has a state net operating loss carryforward of approximately $144.9 million. The carryforward will expire as follows: 2005, $32.8 million; 2006, $2.4 million; 2007, $40.2 million; 2008, $20.7 million; and 2009, $48.8 million. RIHC has reported a full valuation allowance against the carryforward because it does not expect to realize the tax benefit.

13.    Common Stock and Stock Based Compensation

         In connection with the acquisition discussed in Note 3, CRH established the 2001 Omnibus Stock Incentive Plan (the “Plan”). Awards denominated or payable in shares or options to purchase shares of CRH’s common stock may be granted to officers and other key employees and consultants of CRH and its subsidiaries. The Plan permits the granting of up to 2,131 shares of Class A Common Stock and 43,122 shares of Class B Common Stock. The Board of Directors has sole discretion concerning administration of the Plan, including the determination of award goals, individuals to receive awards, types of awards, the terms and conditions of the awards, and the time at which awards will be granted. The Board of Directors may terminate the Plan at any time.

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

          Of the options granted during the period ended December 31, 2001, 555 options to purchase Class A common shares and 11,188 options to purchase Class B common shares were granted to an independent contractor and were immediately vested as a part of the closing of the Acquisition. The fair value of these options was approximately $291,000 on the Acquisition date, and this amount has been recorded as a part of the cost of the Acquisition.

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

13.    Common Stock and Stock Based Compensation (continued)

          The remaining Class A options (684) and Class B options (13,836) were granted to employees during the period from April 25, 2001 to December 31, 2001. These options vest only if the Company meets specified annual performance targets. The Company met the financial targets for the period ended December 31, 2002; accordingly, 135 Class A options and 2,767 Class B options became vested on that date. During the year ended December 31, 2002, no options were granted or forfeited; accordingly, at December 31, 2002, there are 684 Class A and 13,836 Class B options outstanding of which 274 Class A and 5,534 Class B options have vested and are currently exercisable.  All of these options may be called by the Company in certain circumstances as defined in the agreement. For financial accounting purposes, these awards are re-measured at the end of each reporting period using the intrinsic value method and changes in intrinsic value are recorded as compensation expense at the end of each reporting period until the options are exercised.

          Compensation expense recognized on all stock option awards for the year ended December 31, 2002 and the period from April 25, 2001 to December 31, 2002 was approximately $(183,000) and $88,000.

14.    Commitments and Contingencies

Litigation

          RIHC is a defendant in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the financial position, results of operations, or liquidity of RIHC.

License Renewal

          On January 19, 2000, the New Jersey Casino Control Commission (the “NJCCC”) renewed RIH’s license to operate its casino hotel complex in Atlantic City for the four year period ending January 31, 2004. A casino license is not transferable, and must be renewed every four years by filing an application, which must be acted upon by the NJCCC no later than 30 days prior to the expiration of the license there in force.

Commitments

          The Company leases land, office space and certain equipment under non-cancelable operating lease arrangements. These leases expire in various years.  Rent expense under these lease agreements for the year ended December 31, 2002, the period from April 25, 2001 to December 31, 2001, the period from January 1, 2001 to April 24, 2001, and for the year ended December 31, 2000 were approximately $3.7 million, $3.1 million, $433,000 and $1.4 million, respectively.  Future minimum lease payments under non-cancelable operating leases consist of the following at December 31, 2002 (in thousands):

2003	$2,594
2004	2,290
2005	2,290
2006	1,841
2007 and thereafter	23,144

Total	$32,159

14.    Commitments and Contingencies (continued)

Fair Value of Financial Instruments

          The carrying values of cash and cash equivalents, and restricted cash in Other assets, are reasonable estimates of fair values because of the short term maturities of these investments. The carrying values of the Thermal energy capital lease and Other notes payable approximate the fair market value of these instruments based on their terms and rates. CRDA deposits, bonds, and other investments are stated net of a valuation allowance reflecting the below-market interest rates associated with these investments, therefore the carrying values approximate their fair values. The fair value of the Company’s First Mortgage Notes is estimated to be $161,325,000 as of December 31, 2002, based on the trading price as of that date, compared to the carrying value of $176,151,000.

SCHEDULE II
RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Other Changes (Deductions)		Balance at End of Period

PREDECESSOR:
Year ended December 31, 2000
Allowances for doubtful accounts	$2,616	$1,160	$(850)	(a)	$2,926
Valuation allowance for CRDA investments	$9,977	$816	$(13)		$10,780
Period from January 1, 2001 to April 24, 2001
Allowances for doubtful accounts	$2,926	$517	$4		$3,447
Valuation allowance for CRDA investments	$10,780	$287	$(7)		$11,060
SUCCESSOR:
Period from April 25, 2001 to December 31, 2001
Allowances for doubtful accounts	$3,447	$1,038	$(591)	(a)	$3,894
Valuation allowance for CRDA investments	$11,060	$660	$(1,827)	(b)	$9,893
Year ended December 31, 2002
Allowances for doubtful accounts	$3,894	$1,305	$(997)	(a)	$4,202
Valuation allowance for CRDA investments	$9,893	$547	$3		$10,443

(a)	Write-off uncollectible amounts.
(b)	Includes the write-off of $991 of CRDA Convention Center Hotel Bonds.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

          Incorporated herein by reference to Colony RIH Holdings, Inc.’s and Resorts International Hotel and Casino, Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2003.

Item 11.   Executive Compensation.

          Incorporated herein by reference to Colony RIH Holdings, Inc.’s and Resorts International Hotel and Casino, Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2003.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

          Incorporated herein by reference to Colony RIH Holdings, Inc.’s and Resorts International Hotel and Casino, Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2003.

Item 13.   Certain Relationships and Related Transactions.

          Incorporated herein by reference to Colony RIH Holdings, Inc.’s and Resorts International Hotel and Casino, Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2003.

Item 14.   Controls and Procedures.

          Within the 90 day period prior to the filing of this report, CRH’s management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in the periodic reports to be filed with the Securities and Exchange Commission is made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date of this evaluation.

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Colony RIH Holdings, Inc.*

3.2	By-Laws of Colony RIH Holdings, Inc.*

3.3	Certificate of Incorporation of Colony RIH Acquisitions, Inc.*

3.4	Certificate of Amendment of Certificate of Incorporation of Colony RIH Acquisitions, Inc.*

3.5	By-Laws of Colony RIH Acquisitions, Inc.*

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Colony RIH Holdings, Inc.

4.1	Form of Colony RIH Holdings, Inc. Stock Certificate.*

4.2	Form of Colony RIH Acquisitions, Inc. Stock Certificate.*

10.1	Purchase Agreement, dated October 30, 2000, by and among Colony RIH Acquisitions, Inc., Sun International North America, Inc. and GGRI, Inc.*

10.2	First Amendment to the Purchase Agreement, dated February 28, 2001, among Colony RIH Acquisitions, Inc., Sun International North America, Inc. and GGRI, Inc.*

10.3	Second Amendment to the Purchase Agreement, dated April 5, 2001, among Colony RIH Acquisitions, Inc., Sun International North America, Inc. and GGRI, Inc.*

10.4	Third Amendment to the Purchase Agreement, dated April 24, 2001, among Colony RIH Acquisitions, Inc., Sun International North America, Inc, and GGRI, Inc.*

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

10.8	Option Agreement, dated April 25, 2001, by and between Colony RIH Acquisitions, Inc. and Sun International North America, Inc.*

10.9	Lease Agreement, dated April 25, 2001, by and between Sun International North America, Inc. and Colony RIH Acquisitions, Inc.*

10.10	Form of Note.*

10.11	Form of Indemnification Agreement.*

10.12	Securities Purchase Agreement, dated April 25, 2001, between Nicholas L. Ribis and Colony RIH Holdings, Inc.*

10.13	Securities Purchase Agreement, dated April 25, 2001, between Colony RIH Voteco, LLC and Colony RIH Holdings, Inc.*

10.14	Securities Purchase Agreement, dated April 25, 2001, between Colony Investors IV, L.P. and Colony RIH Holdings, Inc.*

10.15	Stockholders Agreement, dated April 25, 2001, by and among Colony RIH Holdings, Inc., Colony RIH Voteco, LLC, Colony Investors IV, L.P. and Nicholas L. Ribis.*

10.16	Vice Chairman Agreement, dated April 25, 2001, by and among Nicholas L. Ribis and Colony RIH Acquisitions, Inc.*

10.17	2001 Omnibus Stock Incentive Plan, dated April 25, 2001, by and between Colony RIH Holdings, Inc. and Nicholas L. Ribis.**

10.18	Employment Agreement, dated October 1, 2001, by and between Resorts International Hotel, Inc. and Audrey S. Oswell.**

10.20	Employment Agreement, dated October 1, 2001, by and between Resorts International Hotel, Inc. and Nicholas Amato. **

10.21	Employment Agreement, dated October 1, 2001, by and between Resorts International Hotel, Inc. and Rosalind Krause. **

10.23	Employment Agreement, dated October 1, 2001, by and between Resorts International Hotel, Inc. and Alan J. Rivin. **

10.24	Employment Agreement, dated June 5, 2000, by and between Resorts International Hotel, Inc. and Joseph Weis. **

10.25	2001 Omnibus Stock Incentive Plan. **

10.26	2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and Audrey S. Oswell. **

10.28	2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and Nicholas Amato. **

10.29	2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and Rosalind Krause. **

10.31	2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and Alan J. Rivin. **

10.32

Amended and Restated Loan and Security Agreement, dated June 24, 2002, between CIT Group/Equipment Financing, Inc. and Resorts International Hotel, Inc.  Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2002.

10.33

Guaranty and Suretyship Agreement, dated June 24, 2002, by Resorts International Hotel and Casino, Inc. for the benefit of CIT Group/ Financing Inc.  Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2002.

10.34

Thermal Energy Services Agreement, dated June 16, 2002, between Marina Energy, LLC and Resorts International Hotel, Inc.  Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2002.

10.35

Loan and Security Agreement, dated November 4, 2002, between Resorts International Hotel, Inc. and Commerce Bank, N.A.  Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2002.

16.1	Acknowledgment of Arthur Andersen, LLP.*

99.1	Certification of Audrey Oswell, President and Chief Executive Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2

Certification of Joseph P. Weis, Vice President and Principal Financial Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

21.1	Subsidiaries of the registrant.*

*	Incorporated by reference to the Registrants’ Form 10 filed July 13, 2001 (File No. 0-32987), as amended by Amendment No. 1, filed August 24, 2001.

**	Incorporated by reference to the Registrants’ Form 10-Q filed December 14, 2001, as amended by Amendment No. 1, filed February 20, 2002 (File No. 000-32987).

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2003

COLONY RIH HOLDINGS, INC.

	By:	/s/ JOSEPH P. WEIS

	Name:	Joseph P. Weis
	Title:	Vice President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ AUDREY S. OSWELL	President and Chief Executive Officer	March 27, 2003
(Principal Executive Officer)
Audrey S. Oswell

/s/ THOMAS J. BARRACK, JR.	Director	March 27, 2003

Thomas J. Barrack, Jr.

/s/ NICHOLAS L. RIBIS	Director, Vice President and Secretary	March 27, 2003

Nicholas L. Ribis

/s/ JOSEPH P. WEIS	Vice President	March 27, 2003
(Principal Financial Officer)
Joseph P. Weis

/s/ MARK M. HEDSTROM	Director	March 27, 2003

Mark M. Hedstrom

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 27, 2003

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

	By:	/s/ JOSEPH P. WEIS

	Name:	Joseph P. Weis
	Title:	Vice President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ AUDREY S. OSWELL	President and Chief Executive Officer	March 27, 2003
(Principal Executive Officer)
Audrey S. Oswell

/s/ THOMAS J. BARRACK, JR.	Director	March 27, 2003

Thomas J. Barrack, Jr.

/s/ NICHOLAS L. RIBIS	Director, Vice President and Secretary	March 27, 2003

Nicholas L. Ribis

/s/ JOSEPH P. WEIS	Vice President	March 27, 2003
(Principal Financial Officer)
Joseph P. Weis

/s/ MARK M. HEDSTROM	Director	March 27, 2003

Mark M. Hedstrom

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Audrey Oswell, certify that:

1. I have reviewed this annual report on Form 10-K of Colony RIH Holdings, Inc. and Resorts International Hotel and Casino, Inc.;

          2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003		/s/ AUDREY S. OSWELL

	Name:	Audrey S. Oswell
	Title:	President and Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph P. Weis, certify that:

1. I have reviewed this annual report on Form 10-K of Colony RIH Holdings, Inc. and Resorts International Hotel and Casino, Inc.;

          2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOSEPH P. WEIS

Date: March 27, 2003	Name:	Joseph P. Weis
	Title:	Vice President and Principal Financial Officer