Form 10-Q
period 2003-03-13
COLONY RIH HOLDINGS INC; RESORTS INTERNATIONAL HOTEL & CASINO INC
filed 2003-05-13
CIK 1141270, 1141271

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

The number of shares outstanding of Colony RIH Holdings, Inc.’s Class A Common Stock, $0.01 par value, was 38,295 and the number of shares outstanding of Colony RIH Holdings, Inc.’s Class B Common Stock, $0.01 par value, was 774,982, each as of May 13, 2003.

The number of shares outstanding of Resorts International Hotel and Casino, Inc.’s Common Stock, $0.01 par value, was 100 as of May 13, 2003.

COLONY RIH HOLDINGS, INC.
AND
RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COLONY RIH HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2003	December 31, 2002

	(Unaudited)	(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$23,643	$32,989
Receivables, net	4,830	5,098
Inventories	1,272	1,290
Prepaid expenses and other current assets	4,602	3,338
Deferred income taxes	4,372	4,374

Total current assets	38,719	47,089
Property and equipment, net	154,854	145,841
Other assets (including $81,471 and $89,971 of restricted cash and cash equivalents in 2003 and 2002, respectively)	107,846	116,424

Total assets	$301,419	$309,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$887	$1,004
Accounts payable	5,807	5,563
Accrued interest payable	863	6,038
Accrued expenses and other current liabilities	20,088	20,778

Total current liabilities	27,645	33,383

Long-term debt, less current portion	182,893	183,008
Deferred income taxes	4,653	4,653
Redeemable common stock	3,875	3,875

Total liabilities	219,066	224,919

Shareholders’ equity
Common stock:
Class A	—	—
Class B	8	8
Capital in excess of par	73,813	73,813
Retained earnings	8,532	10,614

Total shareholders’ equity	82,353	84,435

Total liabilities and shareholders’ equity	$301,419	$309,354

See accompanying notes

COLONY RIH HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands)

	Three months ended March 31,

	2003	2002

Revenue:
Casino	$56,020	$63,202
Lodging	2,557	3,174
Food and beverage	4,873	5,766
Other	1,362	1,289
Less: promotional allowances	(12,495)	(15,998)

Total net revenue	52,317	57,433
Costs and expenses:
Casino	29,210	31,002
Lodging	236	427
Food and beverage	2,466	2,838
Other operating	6,447	6,169
Selling, general, and administrative	8,788	9,576
Depreciation and amortization	2,789	1,527

Total costs and expenses	49,936	51,539

Income from operations	2,381	5,894
Interest income	407	230
Interest expense	(5,207)	(2,461)
Other expense	(209)	(33)
Loss on extinguishment of debt	—	(3,378)

Income (loss) before income taxes	(2,628)	252
Credit (provision) for income taxes	546	(270)

Net loss	$(2,082)	$(18)

See accompanying notes.

COLONY RIH HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three months ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,082)	$(18)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	—	3,378
Depreciation and amortization	2,631	2,012
Amortization of debt premiums, discounts and issuance costs	426	183
Provision for doubtful receivables	303	377
Other	18	34
Provision for (reversal of) discount on CRDA obligations, net of amortization	158	(482)
Changes in operating assets and liabilities:
Net (increase) decrease in receivables	(35)	527
Net (increase) decrease in inventories and prepaid expenses and other current assets	(1,244)	624
Net (increase) decrease in deferred charges and other assets	19	(293)
Net increase (decrease) in accounts payable and accrued expenses	(453)	2,416
Net decrease in interest payable	(5,175)	(702)

Net cash provided by (used in) operating activities	(5,434)	8,056

CASH FLOWS FROM INVESTING ACTIVITIES:
Releases (purchases) of cash and cash equivalents – restricted	8,500	(99,400)
Purchases of property and equipment	(11,358)	(1,665)
CRDA deposits	(704)	(714)
CRDA refunds	—	1,492

Net cash used in investing activities	(3,562)	(100,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings	—	180,835
Payments to secure borrowings	(12)	(7,293)
Proceeds from the issuance of common stock	—	35,000
Prepayment penalty on long-term debt	—	(1,094)
Debt repayments	(338)	(101,925)
Other	—	102

Net cash provided by (used in) financing activities	(350)	105,625

Net increase (decrease) in cash and cash equivalents	(9,346)	13,394
Cash and cash equivalents at beginning of period	32,989	15,363

Cash and cash equivalents at end of period	$23,643	$28,757

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$10,433	$2,975
Income taxes	—	1,200

See accompanying notes.

COLONY RIH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Colony RIH Holdings, Inc., a Delaware corporation (“CRH”, or the “Company”), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc., also a Delaware corporation (“RIHC”). RIHC, through its wholly-owned subsidiary, Resorts International Hotel, Inc., a New Jersey corporation (“RIH”), owns and operates Resorts Atlantic City, a casino/hotel located in Atlantic City, NJ. Colony RIH Holdings, Inc. and Resorts International Hotel and Casino, Inc. are referred to collectively as “The Companies”.

               CRH was formed at the direction of Colony Investors IV, L.P. (“Colony IV”), a Delaware limited partnership, under the laws of the State of Delaware on March 7, 2001. RIHC was formed at the direction of Colony IV on October 24, 2000.

               On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of 11½% First Mortgage Notes at a price of 97.686% yielding $175.8 million.  Concurrent with the sale of the notes, CRH issued 17,295 shares of class A common stock at a cash price of $0.0475 and 349,992 shares of class B common stock at a price of $100 to its existing shareholders for a price of approximately $35.0 million.  The proceeds from the sale of the First Mortgage Notes and issuance of stock were used to retire existing debt and are being used to finance the cost to develop, construct, and equip a new hotel tower (the “Hotel Expansion Project”).  As of March 31, 2003, $71.5 million of the proceeds is deposited in a construction disbursement account for this purpose.  Additionally, $10.0 million of the proceeds from the issuance of stock has been deposited in a liquidity disbursement account to be used for working capital in the event RIHC’s Adjusted Consolidated EBITDA, as defined in the First Mortgage Notes Indenture, for any four fiscal quarters ending on or prior to December 31, 2004, is less than $28.0 million.   As of March 31, 2003, $81.5 million of the proceeds, including $10.0 million in the liquidity disbursement account, is considered restricted cash under the terms of the debt offering and is included in other assets on the Condensed Consolidated Balance Sheet.

               The condensed consolidated financial statements include the accounts of CRH and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

               The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The casino industry in Atlantic City is seasonal in nature; accordingly, operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

               The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statement at that date but does not include all of the information and notes required by generally accepted accounting principles for the complete financial statements.

               For the further information, refer to the consolidated financial statements and notes thereto included in CRH’s annual report on Form 10-K for the year ended December 31, 2002.

               During the third quarter of 2002, the Company reclassified certain costs (primarily coin incentives to gaming patrons) from costs and expenses to promotional allowances to be consistent with prevailing industry practice.  Such amounts totaled $4.3 million for the three months ended March 31, 2002.  The Company has also reclassified certain amounts from a reduction of casino revenues to promotional allowances to be consistent with prevailing industry practice.  This reclassification had no effect on net revenues, operating income, or net income.

2.     LONG TERM DEBT

               On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of First Mortgage Notes (the “First Mortgage Notes”) at a price of 97.686% yielding $175.8 million. Interest on the First Mortgage Notes is payable on March 15 and September 15 of each year and the First Mortgage Notes are due in full on March 15, 2009.

               The First Mortgage Notes contain certain covenants that, among other things, limit RIHC’s ability and the ability of its subsidiaries to pay dividends on, redeem or repurchase its or their capital stock, make investments, incur additional indebtedness, permit payment of or restrict dividends by certain of its subsidiaries, enter into sale leaseback transactions, sell assets, guarantee indebtedness, create certain liens, engage in transactions with affiliates, and consolidate, merge or transfer all or substantially all its assets and the assets of its subsidiaries on a consolidated basis.

               In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”).  The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms.  The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year.  The outstanding balance of the capital lease was $6.5 million at March 31, 2003.

               In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc (the “CIT Facility”).  The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment.  Loans pursuant to the CIT Facility are repayable over a sixty-month amortization period from the date the loan is made.  Outstanding loans bear interest at the rate of LIBOR plus three and one-half percent.  RIH is required to pay an annual fee equal to one-half of one percent of the unused portion of the CIT Facility.  There was no outstanding balance of the CIT Facility at March 31, 2003.

               In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (the “Commerce Facility”).  The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million.  The Commerce Facility expires on December 31, 2004.  There was no outstanding balance on the Commerce Facility at March 31, 2003.

3.     REDEEMABLE COMMON STOCK

               The proceeds from the sale of 1,915 shares of Class A Common and 38,750 shares of Class B Common have been classified separately from shareholders’ equity as “Redeemable Common Stock” in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances.

4.     INCOME TAXES

               The benefit for income taxes for the quarter ended March 31, 2003 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2003	December 31, 2002

	(Unaudited)	(Note 1)
ASSETS
Current assets
Cash and cash equivalents	$23,643	$32,989
Receivables, net	4,830	5,098
Inventories	1,272	1,290
Prepaid expenses and other current assets	4,602	3,338
Deferred income taxes	4,372	4,374

Total current assets	38,719	47,089
Property and equipment, net	154,854	145,841
Other assets (including $81,471 and $89,971 of restricted cash and cash equivalents in 2003 and 2002, respectively).	107,846	116,424

Total assets	$301,419	$309,354

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt	$887	$1,004
Accounts payable	5,807	5,563
Accrued interest payable	863	6,038
Accrued expenses and other current liabilities	20,088	20,778

Total current liabilities	27,645	33,383
Long-term debt, less current portion	182,893	183,008
Deferred income taxes	4,653	4,653

Total liabilities	215,191	221,044

Shareholder’s equity
Common stock	—	—
Capital in excess of par	77,696	77,696
Retained earnings	8,532	10,614

Total shareholder’s equity	86,228	88,310

Total liabilities and shareholder’s equity	$301,419	$309,354

See accompanying notes

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in thousands)

	Three months ended March 31,

	2003	2002

Revenue:
Casino	$56,020	$63,202
Lodging	2,557	3,174
Food and beverage	4,873	5,766
Other	1,362	1,289
Less: promotional allowances	(12,495)	(15,998)

Total net revenue	52,317	57,433
Costs and expenses:
Casino	29,210	31,002
Lodging	236	427
Food and beverage	2,466	2,838
Other operating	6,447	6,169
Selling, general, and administrative	8,788	9,576
Depreciation and amortization	2,789	1,527

Total costs and expenses	49,936	51,539

Income from operations	2,381	5,894
Interest income	407	230
Interest expense	(5,207)	(2,461)
Other expense	(209)	(33)
Loss on extinguishment of debt	—	(3,378)

Income (loss) before income taxes	(2,628)	252
Credit (provision) for income taxes	546	(270)

Net loss	$(2,082)	$(18)

See accompanying notes

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three months ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,082)	$(18)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on extinguishment of debt	—	3,378
Depreciation and amortization	2,631	2,012
Amortization of debt premiums, discounts and issuance costs	426	183
Provision for doubtful receivables	303	377
Other	18	34
Provision for (reversal of) discount on CRDA obligations, net of amortization	158	(482)
Changes in operating assets and liabilities:
Net (increase) decrease in receivables	(35)	527
Net (increase) decrease in inventories and prepaid expenses and other current assets	(1,244)	624
Net (increase) decrease in deferred charges and other assets	19	(293)
Net increase (decrease) in accounts payable and accrued expenses	(453)	2,416
Net decrease in interest payable	(5,175)	(702)

Net cash provided by (used in) operating activities	(5,434)	8,056

CASH FLOWS FROM INVESTING ACTIVITIES:
Releases (purchases) of cash and cash equivalents-restricted	8,500	(99,400)
Purchases of property and equipment	(11,358)	(1,665)
CRDA deposits	(704)	(714)
CRDA refunds	—	1,492

Net cash used in investing activities	(3,562)	(100,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings	—	180,835
Payments to secure borrowings	(12)	(7,293)
Proceeds from the issuance of common stock	—	35,000
Advances from (repayments to) affiliates	—	(18,018)
Prepayment penalty on long-term debt	—	(1,094)
Debt repayments	(338)	(83,907)
Other	—	102

Net cash provided by (used in) financing activities	(350)	105,625

Net increase (decrease) in cash and cash equivalents	(9,346)	13,394
Cash and cash equivalents at beginning of period	32,989	15,363

Cash and cash equivalents at end of period	$23,643	$28,757

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$10,433	$2,975
Income taxes	—	1,200

See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Colony RIH Holdings, Inc., a Delaware corporation (“CRH”, the “Company”), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc., also a Delaware corporation (“RIHC”). RIHC, through its wholly-owned subsidiary, Resorts International Hotel, Inc., a New Jersey corporation (“RIH”), owns and operates Resorts Atlantic City, a casino/hotel located in Atlantic City, NJ. Colony RIH Holdings, Inc. and Resorts International Hotel and Casino, Inc. are referred to collectively as “The Companies”.

               CRH was formed at the direction of Colony Investors IV, L.P. (“Colony IV”), a Delaware limited partnership, under the laws of the tate of Delaware on March 7, 2001. RIHC was formed at the direction of Colony IV on October 24, 2000.

               On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of 11½% First Mortgage Notes at a price of 97.686% yielding $175.8 million.  Concurrent with the sale of the notes, CRH issued 17,295 shares of class A common stock at a cash price of $0.0475 and 349,992 shares of class B common stock at a price of $100 to its existing shareholders for a price of approximately $35.0 million.  The proceeds from the sale of the First Mortgage Notes and issuance of stock were used to retire existing debt and are being used to finance the Hotel Expansion Project.  As of March 31, 2003, $71.5 million of the proceeds is deposited in a construction disbursement account for this purpose.  Additionally, $10.0 million of the proceeds from the issuance of stock has been deposited in a liquidity disbursement account to be used for working capital in the event RIHC’s Adjusted Consolidated EBITDA, as defined in the First Mortgage Notes Indenture, for any four fiscal quarters ending on or prior to December 31, 2004, is less than $28.0 million.   As of March 31, 2003,  $81.5 million of the proceeds, including $10.0 million in the liquidity disbursement account, is considered restricted cash under the terms of the debt offering and is included in other assets on the Condensed Consolidated Balance Sheet.

               The consolidated financial statements include the accounts of RIHC and its wholly owned subsidiary.  All significant intercompany accounts and transactions have been eliminated.

               The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The casino industry in Atlantic City is seasonal in nature; accordingly, operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

               The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statement at that date but does not include all of the information and notes required by generally accepted accounting principles for the complete financial statements

               For the further information, refer to the consolidated financial statements and notes thereto included in RIHC’s annual report on Form 10-K for the year ended December 31, 2002.

               During the third quarter of 2002, RIHC reclassified certain costs (primarily coin incentives to gaming patrons) from costs and expenses to promotional allowances to be consistent with prevailing industry practice.  Such amounts totaled $4.3 million for the three months ended March 31, 2002.  RIHC has also reclassified certain amounts from a reduction of casino revenues to promotional allowances to be consistent with prevailing industry practice.  This reclassification had no effect on net revenues, operating income, or net income.

2.     LONG TERM DEBT

               On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of First Mortgage Notes (the “First Mortgage Notes”) at a price of 97.686% yielding $175.8 million. Interest on the First Mortgage Notes is payable on March 15 and September 15 of each year and the First Mortgage Notes are due in full on March 15, 2009.

               The First Mortgage Notes contain certain covenants that, among other things, limit RIHC’s ability and the ability of its subsidiaries to pay dividends on, redeem or repurchase its or their capital stock, make investments, incur additional indebtedness, permit payment of or restrict dividends by certain of its subsidiaries, enter into sale leaseback transactions, sell assets, guarantee indebtedness, create certain liens, engage in transactions with affiliates, and consolidate, merge or transfer all or substantially all its assets and the assets of its subsidiaries on a consolidated basis.

               In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”).  The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms.  The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year.  The outstanding balance of the capital lease was $6.5 million at March 31, 2003.

               In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc (the “CIT Facility”).  The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment.  Loans pursuant to the CIT Facility are repayable over a sixty-month amortization period from the date the loan is made.  Outstanding loans bear interest at the rate of LIBOR plus three and one-half percent.  RIH is required to pay an annual fee equal to one-half of one percent of the unused portion of the CIT Facility.  There was no outstanding balance of the CIT Facility at March 31, 2003.

               In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (the “Commerce Facility”).  The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million.  The Commerce Facility expires on December 31, 2004.  There was no outstanding balance on the Commerce Facility at March 31, 2003.

3.     INCOME TAXES

               The benefit for income taxes for the quarter ended March 31, 2003 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               On September 4, 2002, CRH closed it’s 166-room Atlantic City Tower, together with a simulcast facility and slot parlor located at the foot of the tower, as the start of it’s project to construct a 27-story hotel tower on the same site.  The simulcast facility has subsequently been relocated and a portion of the 161 slot machines located in the Atlantic City slot parlor have been added to the main casino floor.  The Hotel Expansion Project itself will add approximately 400 hotel rooms and suites.  Subject to the approval of the New Jersey Casino Control Commission, the project will also add approximately 14,000 square feet of additional gaming space and 570 slot machines. In addition, the expansion plans include the relocation and expansion of the hotel lobby and porte cochere.  The expansion is budgeted to cost approximately $115.5 million and is expected to be completed by the end of the second quarter of 2004.

Results of Operations – Comparison of Three Months Ended March 31, 2003 and 2002

Revenues

               Revenues for the three months ended March 31, 2003 were affected by severe winter weather during the quarter, particularly a major winter snowstorm which blanketed the East Coast over the Presidents’ Day holiday weekend.  Additionally, results continue to be somewhat impacted by the loss of hotel rooms and gaming capacity as a result of the demolition of the Atlantic City Tower.

               Gaming revenues were $56.0 million for the three months ended March 31, 2003, a decrease of $7.2 million (11.4%), from gaming revenues for the comparable 2002 period of $63.2 million.

               Slot revenues were $40.3 million for the three months ended March 31, 2003, a decrease of $3.7 million (8.4%), from the comparable 2002 period of $44.0 million.

               Table game revenues were $15.3 million for the three months ended March 31, 2003, a decrease of $3.1 million (16.8%), from table game revenues for the comparable 2002 period of $18.4 million.  The reduction in revenue resulted from the $11.5 million (11.0%) decrease in table games drop, to $93.5 million in the first quarter of 2003 compared to $105.0 million in the first quarter of 2002, combined with a decline in the gross table game hold percentage to 16.3% for the three months ended March 31, 2003 from 17.4% for the comparable 2002 period.

               Simulcast revenues were $398,000 for the year ended March 31, 2003, a decrease of $441,000 (52.6%), from the comparable 2002 period of $839,000 mainly due to the relocation and subsequent decrease in the size of Resorts’ simulcast room in August 2002 in preparation for the commencement of the Hotel Expansion Project.

               Lodging revenues were $2.6 million for the three months ended March 31, 2003, a decrease of $0.6 million (18.8%), from the comparable 2002 period of $3.2 million.  Lodging revenues decreased due to the loss of 166 rooms from the demolition of the Atlantic City Tower.  For the three months ended March 31, 2003, Resorts had 40,484 occupied rooms at 94.9% occupancy compared to 49,285 occupied rooms at 88.5% occupancy for the comparable 2002 period.

               Food and beverage revenues were $4.9 million for the three months ended March 31, 2003 a decrease of $0.9 million (15.5%) from the comparable 2002 period of $5.8 million.  Food and beverage revenues decreased mainly due to the decreased business volume throughout the property during the quarter.  Food covers (meals served) for 2003 decreased to 289,000 compared to 2002 covers of 347,000.

               Promotional allowances were $12.5 million for the three months ended March 31, 2003, a decrease of $3.5 million (21.9%) compared to $16.0 million for the same period in 2002.  The decrease is primarily due to decreased cash incentives to casino customers as a result of decreased business volume.

               Interest income was $0.4 million for the three months ended March 31, 2003, compared to $0.2 million for the same period in 2002.  The increase of $0.2 million (100.0%) is primarily due to increased investment interest received on the restricted cash balances.

Costs and Expenses

               Casino costs and expenses were $29.2 million for the three months ended March 31, 2003, a decrease of $1.8 million (5.8%) from the comparable 2002 period of $31.0 million, primarily due to decreased gaming taxes and marketing expenses as a result of decreased casino business volume.

               Lodging costs and expenses were $236,000 for the three months ended March 31, 2003, a decrease of $191,000 (44.7%), from lodging costs and expenses for the comparable 2002 period of $427,000.  RIH allocates the departmental costs of providing complimentary services to casino patrons to casino costs and expenses.  For the three months ended March 31, 2003, the complimentary occupancy percentage was 93.6% compared to 90.5% in 2002 resulting in a higher allocation of costs, and, therefore, lowered lodging expenses related to cash business.

               Food and beverage expenses were $2.5 million for the three months ended March 31, 2003, a decrease of $0.3 million (10.7%), from the comparable 2002 period of $2.8 million.  The decrease is a result of the lower business volume during the first quarter of 2003.

               Selling, general and administrative costs were $8.8 million for the three months ended March 31, 2003, a decrease of $0.8 million (8.3%), from expenses for the comparable 2002 period of $9.6 million.  The decrease is due to lower payroll and related expenses.

               Depreciation and amortization expenses were $2.8 million for the three months ended March 31, 2003, compared to $1.5 million for the same period in 2002.  The increase is primarily due to a $24.1 million increase in depreciable property and equipment as well as increased CRDA investment discount expense.

               Interest expense was $5.2 million for the three months ended March 31, 2003, an increase of $2.7 million (108.0%), from the comparable 2002 period of $2.5 million.  The increase is attributable to the issuance of the First Mortgage Notes in March 2002.  At March 31, 2003, RIH’s long term debt was $182.9 million compared to $176.8 million as of March 31, 2002.

               The loss on extinguishment of debt for the period ended March 31, 2002 includes a $2.3 million write-off of deferred debt issuance costs and a $1.1 million prepayment penalty resulting from the repayment of the existing debt upon issuance of the First Mortgage Notes on March 22, 2002.

               The benefit for income taxes for the quarter ended March 31, 2003 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues.

Liquidity and Capital Resources

               The Companies’ principal source of liquidity is cash flow from operations. For the three months ended March 31, 2003, cash flow used in operations approximated $5.4 million, compared to $8.1 million of cash provided by operations for the comparable 2002 period.

               For the three months ended March 31, 2003, the Companies have expended $11.4 million for the Hotel Expansion Project and other capital improvements and replacements, such other expenditures including the purchases of slot machines and related equipment, computer upgrades, and facility improvements.  Of the total expenditures, $8.5 million was expended on the Hotel Expansion Project.

               On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of 11½% First Mortgage Notes at a price of 97.686% yielding $175.8 million.  Concurrent with the sale of the notes, CRH issued 17,295 shares of class A common stock at a cash price of $0.0475 and 349,992 shares of class B common stock at a price of $100 to its existing shareholders for a price of approximately $35.0 million.  The proceeds from the sale of the First Mortgage Notes and issuance of stock were used to retire existing debt and are being used to finance the Hotel Expansion Project.  As of March 31, 2003, $71.5 million of the proceeds is deposited in a construction disbursement account for this purpose.  Additionally, $10.0 million of the proceeds from the issuance of stock has been deposited in a liquidity disbursement account to be used for working capital in the event RIHC’s Adjusted Consolidated EBITDA, as defined in the First Mortgage Notes Indenture, for any four fiscal quarters ending on or prior to December 31, 2004, is less than $28.0 million.  At the end of the measurement period referred to in the previous sentence, RIHC will be permitted to secure a release of any unutilized amount in the liquidity disbursement account for use in its business or to fund a dividend to CRH to return such unutilized amount to CRH’s stockholders.  Due to the change in debt resulting from the sale of First Mortgage Notes, CRH’s long-term debt increased approximately $88.5 million.  As a result of this change, interest expense for the three months ended March 31, 2003 was $5.2 million, compared to $2.5 million for the three months ended March 31, 2002.

               CRH’s cash and cash equivalents at March 31, 2003, were $23.6 million as compared to $33.0 million at December 31, 2002.  Additionally, at March 31, 2003, CRH had a restricted cash balance of $81.5 million, which includes $10.0 million in the liquidity disbursement account, and is included in other assets on the Company’s Consolidated Balance Sheet.  A portion of the unrestricted cash and cash equivalents is required for the day-to-day operations of Resorts Atlantic City, which, as of March 31, 2003, included approximately $15.8 million of currency and coin on-hand for casino and hotel operations.  This amount varies by days of the week, holidays and seasons.

               In June 2002, RIH entered into a $20.0 million credit facility (the “CIT Facility”), the proceeds of which are to be used for the acquisition of furniture, fixtures, and equipment.  RIHC has guaranteed the obligations of RIH under this equipment credit facility.  The Companies intend to use $15.0 million of the equipment credit facility to purchase furniture, fixtures, and equipment for the new hotel tower and the expanded gaming facility.  In November 2002, the Companies also entered into a $10.0 million revolving credit facility (the “Commerce Facility”).  Neither the CIT Facility nor the Commerce Facility had been used as of March 31, 2003.

               The Casino Reinvestment Development Authority (the “CRDA”) will reimburse certain construction expenditures for the Hotel Expansion Project in the amount of $9.8 million through 2003.  Additionally, Resorts will receive an additional $2.7 million payable at the rate of approximately $500,000 per year for the years 2004 through 2008 for reimbursements of expenditures relating to the Hotel Expansion Project.  The CRDA will make an additional $1.5 million available for expenses incurred in connection with public improvements relating to the Hotel Expansion Project.

               In June 2002, the Companies entered into a Thermal Energy Services Agreement (the “Thermal Agreement”).  The initial term of the Thermal Agreement is 20 years, renewable at the Companies’ option for two additional five year terms.  The Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value is estimated at $6.5 million, for which payments during the first quarter of 2003 were $79,000, including interest, with the total payments over the 20 year initial term estimated at $9.6 million including interest, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year.

               Management believes that its existing cash, projected operating cash flows, the CIT Facility, and the Commerce Facility will be sufficient to meet the cash requirements of its existing operations, including maintenance, capital improvements and debt service requirements, for the next twelve months and the foreseeable future thereafter. Management currently believes that cash requirements of its existing operations beyond the next twelve months and the foreseeable future thereafter will consist of costs relating to construction of the hotel tower, debt service requirements and capital improvements and replacements in the ordinary course of business, which management expects to be met by the proceeds of the First Mortgage Notes, existing cash, cash flows from operations, the CIT Facility and Commerce Facility.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

               The Company has exposure to interest rate risk from its short-term and long-term debt.  In general, the Company’s long-term debt bears a fixed interest rate.  The Company believes that the market risk from changes in interest rates would not be material to the fair value of these financial instruments, or the related cash flows, or future results of operations of the Company.

ITEM 4.  CONTROLS AND PROCEDURES.

               Within the 90 day period prior to the filing of this report, the Companies’ management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the Companies’ disclosure controls and procedures.  Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in the periodic reports to be filed with the Securities and Exchange Commission is made known to them in a timely fashion.  There have been no significant changes in internal controls or in factors that could significantly affect internal controls, subsequent to the date of this evaluation.

CAUTIONARY STATEMENT FOR PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

               This document includes various ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Companies’ expectations or beliefs concerning future events. Statements containing expressions such as ‘believes’, ‘anticipates’, or ‘expects’ used in the Companies’ press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Companies believe their expectations are based upon reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurances that actual results will not materially differ from expected results. The Companies caution that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of the Companies’ gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Companies’ officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in the Companies’ key markets; severe and unusual weather in the Companies’ key markets; adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof.  The Companies undertake no obligation to publicly release any revision to such forward-looking statements to reflect events or circumstances after the date thereof.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

A.	EXHIBITS

Exhibit Number	Exhibit

99.1	Certification of Audrey S. Oswell, President and Chief Executive Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2

Certification of Joseph P. Weis, Senior Vice President Finance/CFO and Principal Financial Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.            REPORTS ON FORM 8-K

               On May 6, 2003, the Company filed Form 8-K pursuant to Item 12. “Results of Operations and Financial Condition”, accompanied by  a copy of the press release announcing the Company’s financial results for the quarter ended March 31, 2003.

SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 13, 2003

COLONY RIH HOLDINGS, INC.

By:	/s/ JOSEPH P. WEIS

Name:	Joseph P. Weis
Title:	Senior Vice President Finance/CFO (Duly Authorized Officer and Principal Financial Officer)

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

By:	/s/ JOSEPH P. WEIS

Name:	Joseph P. Weis
Title:	Senior Vice President Finance/CFO (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

               I, Audrey S. Oswell, certify that:

               1.     I have reviewed this quarterly report on Form 10-Q of Colony RIH Holdings, Inc.;

               2.      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

               3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

               4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

               6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003		/s/ AUDREY S. OSWELL

	Name:	Audrey S. Oswell
	Title:	President and Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

               I, Audrey S. Oswell, certify that:

               1.     I have reviewed this quarterly report on Form 10-Q of Resorts International Hotel and Casino, Inc.;

               2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

               3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

               4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

               6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003		/s/ AUDREY S. OSWELL

	Name:	Audrey S. Oswell
	Title:	President and Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

               I, Joseph P. Weis, certify that:

              1.     I have reviewed this quarterly report on Form 10-Q of Colony RIH Holdings, Inc.;

               2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

               3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

               4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

               6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOSEPH P. WEIS

Date: May 13, 2003	Name:	Joseph P. Weis
	Title:	Senior Vice President Finance/CFO and Principal Financial Officer

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

               I, Joseph P. Weis, certify that:

               1.     I have reviewed this quarterly report on Form 10-Q of Resorts International Hotel and Casino, Inc.;

               2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

               3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

               4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

               6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOSEPH P. WEIS

Date: May 13, 2003	Name:	Joseph P. Weis
	Title:	Senior Vice President Finance/CFO and Principal Financial Officer