Form 10-Q
period 2003-06-30
COLONY RIH HOLDINGS INC; RESORTS INTERNATIONAL HOTEL & CASINO INC
filed 2003-08-14
CIK 1141270, 1141271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 000-32987

COLONY RIH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	95-4849060
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	95-4828297
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1133 Boardwalk Atlantic City, NJ	08401 (Zip Code)
(Address of principal executive offices)

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

Yes  ☒         No  ☐

The number of shares outstanding of Colony RIH Holdings, Inc.’s Class A Common Stock, $0.01 par value, was 38,295 and the number of shares outstanding of Colony RIH Holdings, Inc.’s Class B Common Stock, $0.01 par value, was 774,982, each as of August 13, 2003.

The number of shares outstanding of Resorts International Hotel and Casino, Inc.’s Common Stock, $0.01 par value, was 100 as of August 13, 2003.

COLONY RIH HOLDINGS, INC.

AND

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Condensed Consolidated Balance Sheets of Colony RIH Holdings, Inc. at June 30, 2003 and December 31, 2002	2

	Condensed Consolidated Statements of Operations of Colony RIH Holdings, Inc. for the three and six months ended June 30, 2003 and 2002	3

	Condensed Consolidated Statements of Cash Flows of Colony RIH Holdings, Inc. for the six months ended June 30, 2003 and 2002	4

	Notes to Condensed Consolidated Financial Statements of Colony RIH Holdings, Inc.	5

	Condensed Consolidated Balance Sheets of Resorts International Hotel and Casino, Inc. at June 30, 2003 and December 31, 2002	7

	Condensed Consolidated Statements of Operations of Resorts International Hotel and Casino, Inc. for the three and six months ended June 30, 2003 and 2002	8

	Condensed Consolidated Statements of Cash Flows of Resorts International Hotel and Casino, Inc. for the six months ended June 30, 2003 and 2002	9

	Notes to Condensed Consolidated Financial Statements of Resorts International Hotel and Casino, Inc.	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Item 5.	Subsequent Events	16

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Changes in Securities	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	18

PART I— FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$28,440	$32,989
Receivables, net	5,217	5,098
Inventories	1,320	1,290
Prepaid expenses and other current assets	4,757	3,338
Deferred income taxes	4,374	4,374

Total current assets	44,108	47,089
Property and equipment, net	160,857	145,841
Other assets (including $77,185 and $89,971 of restricted cash and cash equivalents in 2003 and 2002, respectively)	103,456	116,424

Total assets	$308,421	$309,354

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$942	$1,004
Accounts payable	4,664	5,563
Accrued interest payable	6,038	6,038
Accrued expenses and other current liabilities	21,459	20,778

Total current liabilities	33,103	33,383
Long-term debt, less current portion	182,770	183,008
Deferred income taxes	4,653	4,653
Redeemable common stock	3,875	3,875

Total liabilities	224,401	224,919

Shareholders’ equity
Common stock:
Class A	—	—
Class B	8	8
Capital in excess of par	73,839	73,813
Retained earnings	10,173	10,614

Total shareholders’ equity	84,020	84,435

Total liabilities and shareholders’ equity	$308,421	$309,354

See accompanying notes.

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenue:
Casino	$63,012	$67,291	$119,032	$130,493
Lodging	2,635	3,409	5,192	6,583
Food and beverage	5,800	6,362	10,673	12,128
Other	1,694	2,204	3,056	3,493
Less: promotional allowances	(14,340)	(17,135)	(26,835)	(33,133)

Total net revenue	58,801	62,131	111,118	119,564
Costs and expenses:
Casino	30,637	31,562	59,847	62,564
Lodging	253	522	489	949
Food and beverage	3,131	3,334	5,597	6,172
Other operating	6,228	6,327	12,675	12,496
Selling, general, and administrative	7,927	9,098	16,715	18,674
Depreciation and amortization	3,005	1,722	5,794	3,249

Total costs and expenses	51,181	52,565	101,117	104,104

Income from operations	7,620	9,566	10,001	15,460
Interest income	443	620	850	850
Interest expense	(5,022)	(5,628)	(10,229)	(8,089)
Other expense	(11)	(25)	(220)	(58)
Loss on extinguishment of debt	—	—	—	(3,378)

Income before income taxes	3,030	4,533	402	4,785
Provision for income taxes	(1,389)	(1,772)	(843)	(2,042)

Net income (loss)	$1,641	$2,761	$(441)	$2,743

See accompanying notes.

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(441)	$2,743
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt	—	3,378
Depreciation and amortization	5,378	4,104
Amortization of debt premiums, discounts and issuance costs	856	542
Provision for doubtful receivables	356	739
Other	26	(104)
Provision for (reversal of) discount on CRDA obligations, net of amortization	416	(851)
Changes in operating assets and liabilities:
Net increase in receivables	(475)	(1,418)
Net increase in inventories and prepaid expenses and other current assets	(1,449)	(732)
Net (increase) decrease in deferred charges and other assets	63	(98)
Net increase (decrease) in accounts payable and accrued expenses	(304)	6,028
Net increase in interest payable	—	4,473

Net cash provided by operating activities	4,426	18,804

CASH FLOWS FROM INVESTING ACTIVITIES:
Releases (purchases) of cash and cash equivalents—restricted	12,786	(99,400)
Purchases of property and equipment	(19,822)	(4,439)
CRDA deposits	(1,409)	(1,420)
CRDA refunds	—	1,492

Net cash used in investing activities	(8,445)	(103,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings	—	180,835
Payments to secure borrowings	(12)	(7,931)
Proceeds from the issuance of common stock	—	35,000
Prepayment penalty on long-term debt	—	(1,094)
Debt repayments	(518)	(102,131)
Other	—	102

Net cash provided by (used in) financing activities	(530)	104,781

Net increase (decrease) in cash and cash equivalents	(4,549)	19,818
Cash and cash equivalents at beginning of period	32,989	15,363

Cash and cash equivalents at end of period	$28,440	$35,181

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$10,518	$3,074
Income taxes paid (refunded)	(275)	1,350

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

On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of 11½% First Mortgage Notes at a price of 97.686% yielding $175.8 million. Concurrent with the sale of the notes, CRH issued 17,295 shares of class A common stock at a cash price of $0.0475 and 349,992 shares of class B common stock at a price of $100 to its existing shareholders for a price of approximately $35.0 million. The proceeds from the sale of the First Mortgage Notes and issuance of stock were used to retire existing debt and are being used to finance the cost to develop, construct, and equip a new hotel tower (the “Hotel Expansion Project”). As of June 30, 2003, $67.2 million of the proceeds is deposited in a construction disbursement account for this purpose. Additionally, $10.0 million of the proceeds from the issuance of stock has been deposited in a liquidity disbursement account to be used for working capital in the event RIHC’s Adjusted Consolidated EBITDA, as defined in the First Mortgage Notes Indenture, for any four fiscal quarters ending on or prior to December 31, 2004, is less than $28.0 million. As of June 30, 2003, $77.2 million of the proceeds, including $10.0 million in the liquidity disbursement account, is considered restricted cash under the terms of the debt offering and is included in other assets on the Condensed Consolidated Balance Sheet.

The condensed consolidated financial statements include the accounts of CRH and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The casino industry in Atlantic City is seasonal in nature; accordingly, operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

During the third quarter of 2002, the Company reclassified certain costs (primarily coin incentives to gaming patrons) from costs and expenses to promotional allowances to be consistent with prevailing industry practice. Such amounts totaled $5.0 million and $9.3 million for the three and six months ended June 30, 2002, respectively. The Company has also reclassified certain amounts from a reduction of casino revenues to promotional allowances to be consistent with prevailing industry practice. This reclassification had no effect on net revenues, operating income, or net income.

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

In connection with the construction of the Hotel Expansion Project, the Company has capitalized interest of $1.6 million since the commencement of the project, of which $1.1 million has been capitalized during the six months ended June 30, 2003.

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $6.5 million at June 30, 2003.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc (the “CIT Facility”). The CIT Facility permits RIH to borrow up to $20.0 million for the purchase of machinery, furniture, or equipment. Loans pursuant to the CIT Facility are repayable over a sixty-month amortization period from the date the loan is made. Outstanding loans bear interest at the rate of LIBOR plus three and one-half percent. RIH is required to pay an annual fee equal to one-half of one percent of the unused portion of the CIT Facility. There was no outstanding balance of the CIT Facility at June 30, 2003.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (the “Commerce Facility”). The Commerce Facility provides for working capital borrowings and letters of credit up to $10.0 million. The Commerce Facility expires on December 31, 2004. There was no outstanding balance on the Commerce Facility at June 30, 2003.

3.    REDEEMABLE COMMON STOCK

The proceeds from the sale of 1,915 shares of Class A Common and 38,750 shares of Class B Common have been classified separately from shareholders’ equity as “Redeemable Common Stock” in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances.

4.    INCOME TAXES

The benefit for income taxes for the three and six months ended June 30, 2003 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues.

5.    RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities, the consolidated requirement is effective for interim or annual financial statements beginning after June 15, 2003. The Company is still evaluating whether it has any variable interest entities, which will be subject to consolidation pursuant to FIN No. 46.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$28,440	$32,989
Receivables, net	5,217	5,098
Inventories	1,320	1,290
Prepaid expenses and other current assets	4,757	3,338
Deferred income taxes	4,374	4,374

Total current assets	44,108	47,089
Property and equipment, net	160,857	145,841
Other assets (including $77,185 and $89,971 of restricted cash and cash equivalents in 2003 and 2002, respectively)	103,456	116,424

Total assets	$308,421	$309,354

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Current maturities of long-term debt	$942	$1,004
Accounts payable	4,664	5,563
Accrued interest payable	6,038	6,038
Accrued expenses and other current liabilities	21,459	20,778

Total current liabilities	33,103	33,383
Long-term debt, less current portion	182,770	183,008
Deferred income taxes	4,653	4,653

Total liabilities	220,526	221,044

Shareholder’s equity
Common stock	—	—
Capital in excess of par	77,722	77,696
Retained earnings	10,173	10,614

Total shareholder’s equity	87,895	88,310

Total liabilities and shareholder’s equity	$308,421	$309,354

See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenue:
Casino	$63,012	$67,291	$119,032	$130,493
Lodging	2,635	3,409	5,192	6,583
Food and beverage	5,800	6,362	10,673	12,128
Other	1,694	2,204	3,056	3,493
Less: promotional allowances	(14,340)	(17,135)	(26,835)	(33,133)

Total net revenue	58,801	62,131	111,118	119,564
Costs and expenses:
Casino	30,637	31,562	59,847	62,564
Lodging	253	522	489	949
Food and beverage	3,131	3,334	5,597	6,172
Other operating	6,228	6,327	12,675	12,496
Selling, general, and administrative	7,927	9,098	16,715	18,674
Depreciation and amortization	3,005	1,722	5,794	3,249

Total costs and expenses	51,181	52,565	101,117	104,104

Income from operations	7,620	9,566	10,001	15,460
Interest income	443	620	850	850
Interest expense	(5,022)	(5,628)	(10,229)	(8,089)
Other expense	(11)	(25)	(220)	(58)
Loss on extinguishment of debt	—	—	—	(3,378)

Income before income taxes	3,030	4,533	402	4,785
Provision for income taxes	(1,389)	(1,772)	(843)	(2,042)

Net income (loss)	$1,641	$2,761	$(441)	$2,743

See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(441)	$2,743
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt	—	3,378
Depreciation and amortization	5,378	4,104
Amortization of debt premiums, discounts and issuance costs	856	542
Provision for doubtful receivables	356	739
Other	26	(104)
Provision for (reversal of) discount on CRDA obligations, net of amortization	416	(851)
Changes in operating assets and liabilities:
Net increase in receivables	(475)	(1,418)
Net increase in inventories and prepaid expenses and other current assets	(1,449)	(732)
Net (increase) decrease in deferred charges and other assets	63	(98)
Net increase (decrease) in accounts payable and accrued expenses	(304)	6,028
Net increase in interest payable	—	4,473

Net cash provided by operating activities	4,426	18,804

CASH FLOWS FROM INVESTING ACTIVITIES:
Releases (purchases) of cash and cash equivalents—restricted	12,786	(99,400)
Purchases of property and equipment	(19,822)	(4,439)
CRDA deposits	(1,409)	(1,420)
CRDA refunds	—	1,492

Net cash used in investing activities	(8,445)	(103,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings	—	180,835
Payments to secure borrowings	(12)	(7,931)
Proceeds from the issuance of common stock	—	35,000
Prepayment penalty on long-term debt	—	(1,094)
Debt repayments	(518)	(102,131)
Other	—	102

Net cash provided by (used in) financing activities	(530)	104,781

Net increase (decrease) in cash and cash equivalents	(4,549)	19,818
Cash and cash equivalents at beginning of period	32,989	15,363

Cash and cash equivalents at end of period	$28,440	$35,181

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$10,518	$3,074
Income taxes paid (refunded)	(275)	1,350

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

On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of 11½% First Mortgage Notes at a price of 97.686% yielding $175.8 million. Concurrent with the sale of the notes, CRH issued 17,295 shares of class A common stock at a cash price of $0.0475 and 349,992 shares of class B common stock at a price of $100 to its existing shareholders for a price of approximately $35.0 million. The proceeds from the sale of the First Mortgage Notes and issuance of stock were used to retire existing debt and are being used to finance the cost to develop, construct and equip a new hotel tower (the “Hotel Expansion Project”). As of June 30, 2003, $67.2 million of the proceeds is deposited in a construction disbursement account for this purpose. Additionally, $10.0 million of the proceeds from the issuance of stock has been deposited in a liquidity disbursement account to be used for working capital in the event RIHC’s Adjusted Consolidated EBITDA, as defined in the First Mortgage Notes Indenture, for any four fiscal quarters ending on or prior to December 31, 2004, is less than $28.0 million. As of June 30, 2003, $77.2 million of the proceeds, including $10.0 million in the liquidity disbursement account, is considered restricted cash under the terms of the debt offering and is included in other assets on the Condensed Consolidated Balance Sheet.

The consolidated financial statements include the accounts of RHIC and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The casino industry in Atlantic City is seasonal in nature; accordingly, operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

During the third quarter of 2002, RIHC reclassified certain costs (primarily coin incentives to gaming patrons) from costs and expenses to promotional allowances to be consistent with prevailing industry practice. Such amounts totaled $5.0 million and $9.3 million for the three and six months ended June 30, 2002, respectively. RIHC has also reclassified certain amounts from a reduction of casino revenues to promotional allowances to be consistent with prevailing industry practice. This reclassification had no effect on net revenues, operating income, or net income.

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

In connection with the construction of the Hotel Expansion Project, the Company has capitalized interest of $1.6 million since the commencement of the project, of which $1.1 million has been capitalized during the six months ended June 30, 2003.

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $6.5 million at June 30, 2003.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc (the “CIT Facility”). The CIT Facility permits RIH to borrow up to $20.0 million for the purchase of machinery, furniture, or equipment. Loans pursuant to the CIT Facility are repayable over a sixty-month amortization period from the date the loan is made. Outstanding loans bear interest at the rate of LIBOR plus three and one-half percent. RIH is required to pay an annual fee equal to one-half of one percent of the unused portion of the CIT Facility. There was no outstanding balance of the CIT Facility at June 30, 2003.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (the “Commerce Facility”). The Commerce Facility provides for working capital borrowings and letters of credit up to $10.0 million. The Commerce Facility expires on December 31, 2004. There was no outstanding balance on the Commerce Facility at June 30, 2003.

3.    INCOME TAXES

The benefit for income taxes for the quarter ended June 30, 2003 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues.

4.    RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities, the consolidated requirement is effective for interim or annual financial statements beginning after June 15, 2003. The Company is still evaluating whether it has any variable interest entities, which will be subject to consolidation pursuant to FIN No. 46.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On September 4, 2002, CRH closed its 166-room Atlantic City Tower, together with a simulcast facility and slot parlor located at the foot of the tower, as the start of its project to construct a 27-story hotel tower on the same site. The simulcast facility has subsequently been relocated and a portion of the 161 slot machines located in the Atlantic City slot parlor have been added to the main casino floor. The Hotel Expansion Project itself will add approximately 400 hotel rooms and suites. Subject to the approval of the New Jersey Casino Control Commission, the project will also add approximately 14,000 square feet of additional gaming space and 570 slot machines. In addition, the expansion plans include the relocation and expansion of the hotel lobby and porte cochere. The expansion is budgeted to cost approximately $115.5 million and is expected to be completed by the end of the second quarter of 2004.

Results of Operations—Comparison of Three Months Ended June 30, 2003 and 2002

Revenues

Revenues for the three months ended June 30, 2003 continued to be impacted by the loss of hotel rooms and gaming capacity as a result of the demolition of the Atlantic City tower. In addition, revenues during the first part of the quarter were affected by the continuation of the poor weather conditions experienced earlier in the year.

Gaming revenues were $63.0 million for the three months ended June 30, 2003, a decrease of $4.3 million (6.4%), from gaming revenues for the comparable 2002 period of $67.3 million.

Slot revenues were $47.6 million for the three months ended June 30, 2003, a decrease of $1.3 million (2.7%), from the comparable 2002 period of $48.9 million.

Table game revenues were $15.0 million for the three months ended June 30, 2003, a decrease of $2.6 million (14.8%), from table game revenues for the comparable 2002 period of $17.6 million. The reduction in revenue resulted from the $14.0 million (12.4%) decrease in table games drop (the dollar amount of chips purchased), to $98.5 million in the second quarter of 2003 compared to $112.5 million in the second quarter of 2002, combined with a decline in the gross table game hold percentage (the ratio of win to drop) to 15.3% for the three months ended June 30, 2003 from 15.7% for the comparable 2002 period.

Simulcast revenues were $395,000 for the year ended June 30, 2003, a decrease of $413,000 (51.1%), from the comparable 2002 period of $808,000 mainly due to the relocation and subsequent decrease in the size of Resorts’ simulcast room in August 2002 in preparation for the commencement of the Hotel Expansion Project.

Lodging revenues were $2.6 million for the three months ended June 30, 2003, a decrease of $0.8 million (23.5%), from the comparable 2002 period of $3.4 million. For the three months ended June 30, 2003, Resorts had 42,001 occupied rooms (97.2% occupancy) compared to 52,392 occupied rooms (91.6% occupancy) for the comparable 2002 period.

Food and beverage revenues were $5.8 million for the three months ended June 30, 2003 a decrease of $0.6 million (9.4%) from the comparable 2002 period of $6.4 million. Food and beverage revenues decreased mainly due to the decreased business volume throughout the property. Food covers (meals served) for the second quarter of 2003 were 346,000, a decrease of 38,000 covers from the same period of 2002.

Other revenues, which include revenues from entertainment and other miscellaneous items, were $1.7 million for the three months ended June 30, 2003, a decrease of $0.5 million (22.7%), from the comparable 2002 period of $2.2 million. Entertainment revenues were $662,000 for the three months ended June 30, 2003, a decrease of $318,000 (32.4%), from the comparable 2002 period of $980,000, due to a reduction in the number of headliner acts.

Promotional allowances were $14.3 million for the three months ended June 30, 2003, a decrease of $2.8 million (16.4%) compared to $17.1 million for the same period in 2002. The decrease is primarily due to decreased cash incentives to casino customers as a result of decreased business volume.

Interest income was $0.4 million for the three months ended June 30, 2003, compared to $0.6 million for the same period in 2002. The decrease of $0.2 million (33.3%) is primarily due to decreased investment interest received on the restricted cash balances.

Costs and Expenses

Casino costs and expenses were $30.6 million for the three months ended June 30, 2003, a decrease of $1.0 million (3.2%) from the comparable 2002 period of $31.6 million, primarily due to decreased labor expenses, gaming taxes and promotional items as a result of decreased business volumes.

Lodging costs and expenses were $253,000 for the three months ended June 30, 2003, a decrease of $269,000 (51.5%), from lodging costs and expenses for the comparable 2002 period of $522,000. The decrease is due to overall reductions in operating costs resulting from the loss of the Atlantic City tower.

Food and beverage expenses were $3.1 million for the three months ended June 30, 2003, a decrease of $0.2 million (6.1%), from the comparable 2002 period of $3.3 million. The decrease is a result of lower business volumes which lead to decreased labor and cost of sales partially offset by decreased allocation of the cost of providing complimentary services to casino patrons. The Company allocates the departmental costs of providing complimentary services to casino patrons to casino costs and expenses.

Selling, general and administrative costs were $7.9 million for the three months ended June 30, 2003, a decrease of $1.2 million (13.2%), from expenses for the comparable 2002 period of $9.1 million. The decrease is due to lower payroll related costs, advertising, and rental related expenses.

Depreciation and amortization expenses were $3.0 million for the three months ended June 30, 2003, an increase of $1.3 million (76.5%) compared to $1.7 million for the same period in 2002. The increase is primarily due to a $17.5 million increase in depreciable property and equipment as well as increased CRDA investment discount expense.

Interest expense was $5.0 million for the three months ended June 30, 2003, a decrease of $0.6 million (10.7%), from the comparable 2002 period of $5.6 million. The decrease is due to the capitalization of interest during the construction of the Hotel Expansion Project.

The provision for income taxes for the quarter ended June 30, 2003 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues.

Results of Operations—Comparison of Six Months Ended June 30, 2003 and 2002

Revenues

Revenues for the six months ended June 30, 2003 were affected by severe winter weather during the first quarter and continuing into the first part of the second quarter. Additionally, results have been impacted by the loss of hotel rooms and gaming capacity as a result of the demolition of the Atlantic City Tower.

Gaming revenues were $119.0 million for the six months ended June 30, 2003, a decrease of $11.5 million (8.8%), from gaming revenues for the comparable 2002 period of $130.5 million.

Slot revenues were $87.9 million for the six months ended June 30, 2003, a decrease of $5.0 million (5.4%), from the comparable 2002 period of $92.9 million. This was due to a decrease in slot handle (dollar amounts wagered) of $98.6 million (8.0%) to $1,135.8 million for the six months ended June 30, 2003 from $1,234.4 million for the comparable 2002 period, partially offset by an increase in the gross slot hold percentage to 8.0% for the six months ended June 30, 2003 from 7.8% for the comparable 2002 period.

Table game revenues were $30.3 million for the six months ended June 30, 2003, a decrease of $5.6 million (15.6%), from table game revenues for the comparable 2002 period of $35.9 million. This was due to a decrease in table game hold percentage to

15.8% for the six months ended June 30, 2003 from 16.5% for the comparable 2002 period. In addition, table games drop decreased $25.5 million (11.7%), to $192.0 million for the six months ended June 30, 2003 from $217.5 million for the comparable 2002 period.

Simulcast revenues were $0.8 million for the six months ended June 30, 2003, a decrease of $0.9 million (52.9%), from the comparable 2002 period of $1.7 million.

Lodging revenues were $5.2 million for the six months ended June 30, 2003, a decrease of $1.4 million (21.2%), from the comparable 2002 period of $6.6 million. Lodging revenues primarily decreased due to the loss of 166 rooms from the demolition of the Atlantic City Tower. For the six months ended June 30, 2003, Resorts had 82,485 occupied rooms (96.1% occupancy), at an average room rate of $62.95, compared to 101,677 occupied rooms (90.1% occupancy), with an average room rate of $64.74, for the comparable 2002 period.

Food and beverage revenues were $10.7 million for the six months ended June 30, 2003 a decrease of $1.4 million (11.6%) from the comparable 2002 period of $12.1 million. Food and beverage revenues decreased mainly due to the decreased business volume throughout the property. Food covers for the first half of 2003 were 635,000, a reduction of 96,000 covers from the same period of 2002.

Promotional allowances were $26.8 million for the six months ended June 30, 2003, a decrease of $6.3 million (19.0%) compared to $33.1 million for the same period in 2002. The decrease is primarily due to decreased cash incentives to casino customers as a result of decreased business volume.

Other revenues, which include revenues from entertainment and other miscellaneous items, were $3.1 million for the six months ended June 30, 2003, a decrease of $0.4 million (11.4%), from the comparable 2002 period of $3.5 million. Entertainment revenues were $1.2 million for the six months ended June 30, 2003, a decrease of $0.3 million (20.0%), from the comparable 2002 period of $1.5 million, due to a decrease in the number of headliner acts from the comparable 2002 period.

Costs and Expenses

Gaming costs and expenses were $59.8 million for the six months ended June 30, 2003, a decrease of $2.8 million (4.5%) from the comparable 2002 period of $62.6 million, primarily due to decreased labor expenses, gaming taxes and promotional items as a result of decreased business volumes from the loss of the Atlantic City tower.

Lodging costs and expenses were $489,000 for the six months ended June 30, 2003, a decrease of $460,000 (48.5%) from lodging costs and expenses for the comparable 2002 period of $949,000. The decrease is due to overall reductions in operating costs resulting from the loss of the Atlantic City tower.

Food and beverage expenses were $5.6 million for the six months ended June 30, 2003, a decrease of $0.6 million (9.7%), from the comparable 2002 period of $6.2 million. The decrease is a result of lower business volumes which lead to decreased labor and cost of sales partially offset by decreased allocation of the cost of providing complimentary services to casino patrons.

Selling, general and administrative costs were $16.7 million for the six months ended June 30, 2003, a decrease of $2.0 million (10.7%) from expenses for the comparable 2002 period of $18.7 million. This decrease is due to lower labor related expenses, rental expense, advertising, and other miscellaneous corporate expenses.

Depreciation and amortization expenses were $5.8 million for the six months ended June 30, 2003, an increase of $2.6 million (81.3%) compared to $3.2 million for same period in 2002. The increase is primarily due to a $17.5 million increase in depreciable property and equipment as well as increased CRDA investment discount expense.

Interest expense was $10.2 million for the six months ended June 30, 2003, an increase of $2.1 million (25.9%), over the comparable 2002 period of $8.1 million. The increase is attributable to the issuance of the First Mortgage Notes in March 2002, offset by the capitalization of interest during the construction of the Hotel Expansion Project.

The loss on extinguishment of debt includes a $2.3 million write-off of deferred debt issuance costs and a $1.1 million prepayment penalty resulting from the repayment of the Credit Facility.

Liquidity and Capital Resources

The Companies’ principal source of liquidity is cash flow from operations. For the six months ended June 30, 2003, cash flow provided by operations approximated $4.4 million, compared to $18.8 million of cash provided by operations for the comparable 2002 period. The decrease in cash flow provided by operations is due primarily to increased interest expense as a result of RIHC’s issuance of $180.0 million in 11½% First Mortgage Notes in March 2002 along with reduced operating results in the six months ended June 30, 2003 as a result of the severe weather conditions in the region during the period and the reduction in RIH’s room inventory and gaming capacity as a result of the demolition of the Atlantic City Tower as part of the Hotel Expansion Project.

For the six months ended June 30, 2003, the Companies have expended $19.8 million for the Hotel Expansion Project and other capital improvements and replacements, such other expenditures including the purchases of slot machines and related equipment, computer upgrades, and facility improvements. Of the total expenditures, $12.8 million was expended on the Hotel Expansion Project.

On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of 11½% First Mortgage Notes at a price of 97.686% yielding $175.8 million. Concurrent with the sale of the notes, CRH issued 17,295 shares of class A common stock at a cash price of $0.0475 and 349,992 shares of class B common stock at a price of $100 to its existing shareholders for a price of approximately $35.0 million. The proceeds from the sale of the First Mortgage Notes and issuance of stock were used to retire existing debt and are being used to finance the Hotel Expansion Project. As of June 30, 2003, $67.2 million of the proceeds is deposited in a construction disbursement account for this purpose. Additionally, $10.0 million of the proceeds from the issuance of stock has been deposited in a liquidity disbursement account to be used for working capital in the event RIHC’s Adjusted Consolidated EBITDA, as defined in the First Mortgage Notes Indenture, for any four fiscal quarters ending on or prior to December 31, 2004, is less than $28.0 million. At the end of the measurement period referred to in the previous sentence, RIHC will be permitted to secure a release of any unutilized amount in the liquidity disbursement account for use in its business or to fund a dividend to CRH to return such unutilized amount to CRH’s stockholders. Due to the change in debt resulting from the sale of First Mortgage Notes, CRH’s long-term debt increased approximately $88.5 million. As a result of this change, interest expense for the six months ended June 30, 2003 was $10.2 million, compared to $8.1 million for the six months ended June 30, 2002.

CRH’s cash and cash equivalents at June 30, 2003, were $28.4 million as compared to $33.0 million at December 31, 2002. Additionally, at June 30, 2003, CRH had a restricted cash balance of $77.2 million, which includes $10.0 million in the liquidity disbursement account, and is included in other assets on the Company’s Consolidated Balance Sheet. A portion of the unrestricted cash and cash equivalents is required for the day-to-day operations of Resorts Atlantic City, which, as of June 30, 2003, included approximately $16.3 million of currency and coin on-hand for casino and hotel operations. This amount varies by days of the week, holidays and seasons.

In June 2002, RIH entered into a $20.0 million credit facility (the “CIT Facility”), the proceeds of which are to be used for the acquisition of furniture, fixtures, and equipment. RIHC has guaranteed the obligations of RIH under this equipment credit facility. The Companies intend to use $15.0 million of the equipment credit facility to purchase furniture, fixtures, and equipment for the new hotel tower and the expanded gaming facility. In November 2002, the Companies also entered into a $10.0 million revolving credit facility (the “Commerce Facility”). Neither the CIT Facility nor the Commerce Facility had been used as of June 30, 2003.

The Casino Reinvestment Development Authority (the “CRDA”) will reimburse certain construction expenditures for the Hotel Expansion Project in the amount of $9.8 million through 2003. Additionally, RIH will receive $2.7 million payable at the rate of approximately $500,000 per year for the years 2004 through 2008 for reimbursements of expenditures relating to the Hotel Expansion Project. The CRDA will make an additional $1.5 million available for expenditures incurred in connection with public improvements relating to the Hotel Expansion Project.

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Agreement”). The initial term of the Agreement is 20 years, renewable at RIH’s option for two additional five year terms. The Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value is estimated at $6.5 million, for which payments during the six months ended June 30, 2003 were $172,000 including interest, with the total payments over the 20 year initial term estimated at $9.6 million including interest, and a usage fee for steam and chilled water, whose usage and rate will vary by month of the year.

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

Other

On June 30, 2003, the New Jersey Legislature passed a state budget which includes new taxes on the New Jersey casino industry totaling $90.0 million. Included is a 7.5 percent tax on casino net profits with a minimum of $350,000 per casino licensee per year for three years; a 4.25 percent tax on complimentary rooms, food, drinks, and entertainment; a $3.00 occupied room fee; an increase in the parking fee from $1.50 per car per day to $3.00 per car per day; the loss of the deduction for uncollectible debt from casino revenues in calculating the 8% gaming tax; and an 8% tax imposed on the lessors of multi-casino slot machines. Although the recent tax changes may reduce the Company’s overall profitability, the recent tax increases are not anticipated to affect the Company’s ability to pay debt service on the First Mortgage Notes.

In July 2003 the Borgata Hotel Casino & Spa, a joint development of Boyd Gaming and MGM Mirage, opened in Atlantic City in the marina district. It is too early to determine the impact of this additional competition on the Companies’ long term operations.

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

ITEM 4.     CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Companies’ carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Companies’ disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in the periodic reports to be filed with the Securities and Exchange Commission is made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date of this evaluation.

ITEM 5.     SUBSEQUENT EVENTS

None

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

PART II— OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Not applicable.

ITEM 2.     CHANGES IN SECURITIES

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meetings of shareholders for CRH and RIHC was held on May 15, 2003. The matters voted on at the meeting were: (1) to elect three directors for both CRH and RIHC to one-year terms until the 2004 Annual Meeting or until their successors are duly elected and qualified and (2) to ratify the appointment of Ernst & Young LLP as independent auditors of both CRH and RIHC for the fiscal year ending December 31, 2003.

Thomas J. Barrack, Jr., Nicholas L. Ribis, and Mark M. Hedstrom were elected as directors of CRH and RIHC until the 2004 Annual Meeting of Shareholders, with the following results of voting as follows:

	CRH		RIHC
	For	Withheld	For	Withheld
Thomas J. Barrack, Jr.	38,295	0	100	0
Nicholas L. Ribis	38,295	0	100	0
Mark M. Hedstrom	38,295	0	100	0

The appointment of Ernst & Young LLP as independent auditors of CRH and RIHC was ratified, with the results of voting as follows:

	CRH	RIHC
For	38,295	100
Against	0	0
Abstain	0	0

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

A.    EXHIBITS

Exhibit Number	Exhibit

10.36	Employment Agreement, dated April 21, 2003, by and between Resorts International Hotel, Inc. and Joseph P. Weis.

31.1	Certification of Audrey S. Oswell, President and Chief Executive Officer of CRH pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Audrey S. Oswell, President and Chief Executive Officer of RIHC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Joseph P. Weis, Senior Vice President/CFO and Principal Financial Officer of CRH pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Joseph P. Weis, Senior Vice President/CFO and Principal Financial Officer of RIHC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Audrey S. Oswell, President and Chief Executive Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph P. Weis, Senior Vice President Finance/CFO and Principal Financial Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.    REPORTS ON FORM 8-K

On May 6, 2003, the Company furnished Form 8-K pursuant to Item 12. “Results of Operations and Financial Condition”, accompanied by a copy of the press release announcing the Company’s financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2003

COLONY RIH HOLDINGS, INC.

By:	/s/ JOSEPH P. WEIS
Name:	Joseph P. Weis
Title:	Senior Vice President Finance/CFO (Duly Authorized Officer and Principal Financial Officer)
RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

By:	/s/ JOSEPH P. WEIS
Name:	Joseph P. Weis
Title:	Senior Vice President Finance/CFO (Duly Authorized Officer and Principal Financial Officer)