Form 10-Q
period 2003-09-30
COLONY RIH HOLDINGS INC; RESORTS INTERNATIONAL HOTEL & CASINO INC
filed 2003-11-13
CIK 1141270, 1141271

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission file number 000-32987

COLONY RIH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	95-4849060 (I.R.S. Employer Identification No.)

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	95-4828297 (I.R.S. Employer Identification No.)

1133 Boardwalk Atlantic City, NJ	08401
(Address of principal executive offices)	(Zip Code)

Registrants’ telephone number, including area code: (609) 344-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of Colony RIH Holdings, Inc.’s Class A Common Stock, $0.01 par value, was 38,295 and the number of shares outstanding of Colony RIH Holdings, Inc.’s Class B Common Stock, $0.01 par value, was 774,982, each as of November 13, 2003.

        The number of shares outstanding of Resorts International Hotel and Casino, Inc.’s Common Stock, $0.01 par value, was 100 as of November 13, 2003.

COLONY RIH HOLDINGS, INC.

AND

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,730	$32,989
Receivables, net	4,564	5,098
Inventories	1,427	1,290
Prepaid expenses and other current assets	5,023	3,338
Deferred income taxes	4,374	4,374

Total current assets	48,118	47,089
Property and equipment, net	174,713	145,841
Other assets (including $64,931 and $89,971 of restricted cash and cash equivalents in 2003 and 2002 respectively)	85,903	116,424

Total assets	$308,734	$309,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$986	$1,004
Accounts payable	5,739	5,563
Accrued interest payable	863	6,038
Accrued expenses and other current liabilities	21,838	20,778

Total current liabilities	29,426	33,383
Long-term debt, less current portion	183,258	183,008
Deferred income taxes	4,653	4,653
Redeemable common stock	3,875	3,875

Total liabilities	221,212	224,919

Shareholders’ equity
Common stock:
Class A	—	—
Class B	8	8
Capital in excess of par	73,839	73,813
Retained earnings	13,675	10,614

Total shareholders’ equity	87,522	84,435

Total liabilities and shareholders’ equity	$308,734	$309,354

See accompanying notes.

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue:
Casino	$64,220	$71,771	$183,252	$202,264
Lodging	2,907	3,795	8,099	10,378
Food and beverage	6,481	7,179	17,154	19,307
Other	1,924	1,726	4,980	5,219
Less: promotional allowances	(15,236)	(19,163)	(42,071)	(52,296)

Total net revenue	60,296	65,308	171,414	184,872
Costs and expenses:
Casino	30,826	32,682	90,673	95,246
Lodging	300	354	789	1,303
Food and beverage	3,420	3,530	9,017	9,702
Other operating	6,757	6,729	19,432	19,224
Selling, general, and administrative	7,860	8,683	24,575	27,357
Depreciation and amortization	746	2,450	6,540	5,699

Total costs and expenses	49,909	54,428	151,026	158,531

Income from operations	10,387	10,880	20,388	26,341
Interest income	238	604	1,088	1,454
Interest expense	(4,590)	(5,589)	(14,819)	(13,679)
Other expense	(45)	(18)	(265)	(76)
Loss on extinguishment of debt	—	—	—	(3,378)

Income before income taxes	5,990	5,877	6,392	10,662
Provision for income taxes	(2,488)	(3,164)	(3,331)	(5,206)

Net income	$3,502	$2,713	$3,061	$5,456

See accompanying notes.

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,061	$5,456
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	—	3,378
Depreciation and amortization	8,934	6,461
Amortization of debt premiums, discounts and issuance costs	1,294	951
Provision for doubtful receivables	528	914
Other	26	(104)
Provision for (reversal of) discount on CRDA obligations, net of amortization	(2,394)	(759)
Changes in operating assets and liabilities:
Net decrease in receivables	6	886
Net increase in inventories and prepaid expenses and other current assets	(1,822)	(1,273)
Net (increase) decrease in deferred charges and other assets	(1,358)	525
Net increase in accounts payable and accrued expenses	1,139	2,956
Net decrease in interest payable	(5,175)	(357)

Net cash provided by operating activities	4,239	19,034

CASH FLOWS FROM INVESTING ACTIVITIES:
Releases (purchases) of cash and cash equivalents – restricted	25,040	(96,428)
Purchases of property and equipment	(35,713)	(12,594)
CRDA deposits	(2,209)	(2,270)
CRDA refunds	9,189	1,492

Net cash used in investing activities	(3,693)	(109,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings	—	180,835
Payments to secure borrowings	(62)	(8,422)
Proceeds from the issuance of common stock	—	33,463
Proceeds from the issuance of redeemable common stock	—	1,537
Prepayment penalty on repayment of long-term debt	—	(1,094)
Debt repayments	(743)	(102,321)
Other	—	102

Net cash provided by (used in) financing activities	(805)	104,100

Net increase (decrease) in cash and cash equivalents	(259)	13,334
Cash and cash equivalents at beginning of period	32,989	15,363

Cash and cash equivalents at end of period	$32,730	$28,697

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$20,944	$13,140
Income taxes paid, net of refunds	50	3,750
Obligations incurred for the purchase of property and equipment	645	—

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

On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of 11½% First Mortgage Notes at a price of 97.686% yielding $175.8 million. Concurrent with the sale of the notes, CRH issued 17,295 shares of class A common stock at a cash price of $0.0475 and 349,992 shares of class B common stock at a price of $100 to its existing shareholders for a price of approximately $35.0 million. The proceeds from the sale of the First Mortgage Notes and issuance of stock were used to retire existing debt and are being used to finance the cost to develop, construct, and equip a new hotel tower (the “Hotel Expansion Project”). As of September 30, 2003, $54.9 million of the proceeds is deposited in a construction disbursement account for this purpose. Additionally, $10.0 million of the proceeds from the issuance of stock has been deposited in a liquidity disbursement account to be used for working capital in the event RIHC’s Adjusted Consolidated EBITDA, as defined in the First Mortgage Notes Indenture, for any four fiscal quarters ending on or prior to December 31, 2004, is less than $28.0 million. As of September 30, 2003, $64.9 million of the proceeds, including $10.0 million in the liquidity disbursement account, is considered restricted cash under the terms of the debt offering and is included in other assets on the Condensed Consolidated Balance Sheet.

The condensed consolidated financial statements include the accounts of CRH and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The casino industry in Atlantic City is seasonal in nature; accordingly, operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

In connection with the construction of the Hotel Expansion Project, the Company has capitalized interest of $2.6 million since the commencement of the project, of which $2.2 million has been capitalized during the nine months ended September 30, 2003.

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $6.5 million at September 30, 2003.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc (the “CIT Facility”). The CIT Facility permits RIH to borrow up to $20.0 million for the purchase of machinery, furniture, or equipment. Loans pursuant to the CIT Facility are repayable in up to a sixty-month amortization period from the date the loan is made. Outstanding loans bear interest at the rate of LIBOR plus three and one-half percent. RIH is required to pay an annual fee equal to one-half of one percent of the unused portion of the CIT Facility. The outstanding balance due to CIT at September 30, 2003 was $1.3 million.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (the “Commerce Facility”). The Commerce Facility provides for working capital borrowings and letters of credit up to $10.0 million. The Commerce Facility expires on December 31, 2004. There was no outstanding balance on the Commerce Facility at September 30, 2003.

3. REDEEMABLE COMMON STOCK

The proceeds from the sale of 1,915 shares of Class A Common and 38,750 shares of Class B Common have been classified separately from shareholders’ equity as “Redeemable Common Stock” in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances.

4. INCOME TAXES

The provision for income taxes for the three and nine months ended September 30, 2003 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues. Additionally, the effective tax rate for the quarter ended September 30, 2002 is higher than the quarter ended September 30, 2003 due to the impact of the Business Tax Reform Act passed in July 2002. This Act introduced an alternative minimum assessment of calculating state income taxes based on a percentage of revenues and was retroactive to January 1, 2002. Accordingly, during the quarter ended September 30, 2002, the Company recorded a charge for the cumulative tax due pursuant to the accounting literature in FASB No. 109, “Accounting for Income Taxes.”

Effective July 2003, the State of New Jersey passed a state budget which requires each casino license to pay an annual tax equal to 7.5% of net income (as defined) subject to a minimum tax of $350,000. This tax is in effect for three years beginning with the fiscal year of July 1, 2003 to June 30, 2004. In connection with this tax, the Company recorded a provision for income taxes of $87,500 for the three months ended September 30, 2003.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. In October 2003, the FASB deferred the effective date for existing variable interest entities to periods ending after December 15, 2003. The Company is still evaluating whether it has any variable interest entities, which will be subject to consolidation pursuant to FIN No. 46.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,730	$32,989
Receivables, net	4,564	5,098
Inventories	1,427	1,290
Prepaid expenses and other current assets	5,023	3,338
Deferred income taxes	4,374	4,374

Total current assets	48,118	47,089
Property and equipment, net	174,713	145,841
Other assets (including $64,931 and $89,971 of restricted cash and cash equivalents in 2003 and 2002 respectively)	85,903	116,424

Total assets	$308,734	$309,354

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current maturities of long-term debt	$986	$1,004
Accounts payable	5,739	5,563
Accrued interest payable	863	6,038
Accrued expenses and other current liabilities	21,838	20,778

Total current liabilities	29,426	33,383
Long-term debt, less current portion	183,258	183,008
Deferred income taxes	4,653	4,653

Total liabilities	217,337	221,044

Shareholder’s equity
Common stock	—	—
Capital in excess of par	77,722	77,696
Retained earnings	13,675	10,614

Total shareholder’s equity	91,397	88,310

Total liabilities and shareholder’s equity	$308,734	$309,354

See accompanying notes

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue:
Casino	$64,220	$71,771	$183,252	$202,264
Lodging	2,907	3,795	8,099	10,378
Food and beverage	6,481	7,179	17,154	19,307
Other	1,924	1,726	4,980	5,219
Less: promotional allowances	(15,236)	(19,163)	(42,071)	(52,296)

Total net revenue	60,296	65,308	171,414	184,872
Costs and expenses:
Casino	30,826	32,682	90,673	95,246
Lodging	300	354	789	1,303
Food and beverage	3,420	3,530	9,017	9,702
Other operating	6,757	6,729	19,432	19,224
Selling, general, and administrative	7,860	8,683	24,575	27,357
Depreciation and amortization	746	2,450	6,540	5,699

Total costs and expenses	49,909	54,428	151,026	158,531

Income from operations	10,387	10,880	20,388	26,341
Interest income	238	604	1,088	1,454
Interest expense	(4,590)	(5,589)	(14,819)	(13,679)
Other expense	(45)	(18)	(265)	(76)
Loss on extinguishment of debt	—	—	—	(3,378)

Income before income taxes	5,990	5,877	6,392	10,662
Provision for income taxes	(2,488)	(3,164)	(3,331)	(5,206)

Net income	$3,502	$2,713	$3,061	$5,456

See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,061	$5,456
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on extinguishment of debt	—	3,378
Depreciation and amortization	8,934	6,461
Amortization of debt premiums, discounts and issuance costs	1,294	951
Provision for doubtful receivables	528	914
Other	26	(104)
Provision for (reversal of) discount on CRDA obligations, net of amortization	(2,394)	(759)
Changes in operating assets and liabilities:
Net decrease in receivables	6	886
Net increase in inventories and prepaid expenses and other current assets	(1,822)	(1,273)
Net (increase) decrease in deferred charges and other assets	(1,358)	525
Net increase in accounts payable and accrued expenses	1,139	2,956
Net decrease in interest payable	(5,175)	(357)

Net cash provided by operating activities	4,239	19,034

CASH FLOWS FROM INVESTING ACTIVITIES:
Releases (purchases) of cash and cash equivalents – restricted	25,040	(96,428)
Purchases of property and equipment	(35,713)	(12,594)
CRDA deposits	(2,209)	(2,270)
CRDA refunds	9,189	1,492

Net cash used in investing activities	(3,693)	(109,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings	—	180,835
Payments to secure borrowings	(62)	(8,422)
Capital contribution from Parent	—	35,000
Repayments to affiliates	—	(18,018)
Prepayment penalty on repayment of long-term debt	—	(1,094)
Debt repayments	(743)	(84,303)
Other	—	102

Net cash provided by (used in) financing activities	(805)	104,100

Net increase (decrease) in cash and cash equivalents	(259)	13,334
Cash and cash equivalents at beginning of period	32,989	15,363

Cash and cash equivalents at end of period	$32,730	$28,697

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$20,944	$13,140
Income taxes paid, net of refunds	50	3,750
Obligations incurred for the purchase of property and equipment	645	—

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

On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of 11½% First Mortgage Notes at a price of 97.686% yielding $175.8 million. Concurrent with the sale of the notes, CRH issued 17,295 shares of class A common stock at a cash price of $0.0475 and 349,992 shares of class B common stock at a price of $100 to its existing shareholders for a price of approximately $35.0 million. The proceeds from the sale of the First Mortgage Notes and issuance of stock were used to retire existing debt and are being used to finance the cost to develop, construct and equip a new hotel tower (the “Hotel Expansion Project”). As of September 30, 2003, $54.9 million of the proceeds is deposited in a construction disbursement account for this purpose. Additionally, $10.0 million of the proceeds from the issuance of stock has been deposited in a liquidity disbursement account to be used for working capital in the event RIHC’s Adjusted Consolidated EBITDA, as defined in the First Mortgage Notes Indenture, for any four fiscal quarters ending on or prior to December 31, 2004, is less than $28.0 million. As of September 30, 2003, $64.9 million of the proceeds, including $10.0 million in the liquidity disbursement account, is considered restricted cash under the terms of the debt offering and is included in other assets on the Condensed Consolidated Balance Sheet.

The consolidated financial statements include the accounts of RHIC and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The casino industry in Atlantic City is seasonal in nature; accordingly, operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

In connection with the construction of the Hotel Expansion Project, the Company has capitalized interest of $2.6 million since the commencement of the project, of which $2.2 million has been capitalized during the nine months ended September 30, 2003.

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $6.5 million at September 30, 2003.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc (the “CIT Facility”). The CIT Facility permits RIH to borrow up to $20.0 million for the purchase of machinery, furniture, or equipment. Loans pursuant to the CIT Facility are repayable in up to a sixty-month amortization period from the date the loan is made. Outstanding loans bear interest at the rate of LIBOR plus three and one-half percent. RIH is required to pay an annual fee equal to one-half of one percent of the unused portion of the CIT Facility. The outstanding balance due to CIT at September 30, 2003 was $1.3 million.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (the “Commerce Facility”). The Commerce Facility provides for working capital borrowings and letters of credit up to $10.0 million. The Commerce Facility expires on December 31, 2004. There was no outstanding balance on the Commerce Facility at September 30, 2003.

3. INCOME TAXES

The provision for income taxes for the three and nine months ended September 30, 2003 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues. Additionally, the effective tax rate for the quarter ended September 30, 2002 is higher than the quarter ended September 30, 2003 due to the impact of the Business Tax Reform Act passed in July 2002. This Act introduced an alternative minimum assessment of calculating state income taxes based on a percentage of revenues and was retroactive to January 1, 2002. Accordingly, during the quarter ended September 30, 2002, the Company recorded a charge for the cumulative tax due pursuant to the accounting literature in FASB No. 109, “Accounting for Income Taxes.”

Effective July 2003, the State of New Jersey passed a state budget which requires each casino license to pay an annual tax equal to 7.5% of net income (as defined) subject to a minimum tax of $350,000. This tax is in effect for three years beginning with the fiscal year of July 1, 2003 to June 30, 2004. In connection with this tax, the Company recorded a provision for income taxes of $87,500 for the three months ended September 30, 2003.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. In October 2003, the FASB deferred the effective date for existing variable interest entities to periods ending after December 15, 2003. The Company is still evaluating whether it has any variable interest entities, which will be subject to consolidation pursuant to FIN No. 46.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On September 4, 2002, CRH closed its 166-room Atlantic City Tower, together with a simulcast facility and slot parlor located at the foot of the tower, as the start of its project to construct a 27-story hotel tower on the same site. The simulcast facility has subsequently been relocated and a portion of the 161 slot machines located in the Atlantic City slot parlor have been added to the main casino floor. The Hotel Expansion Project itself will add approximately 400 hotel rooms and suites. Subject to the approval of the New Jersey Casino Control Commission, the project will also add approximately 14,000 square feet of additional gaming space and 570 slot machines over pre-construction levels. In addition, the expansion plans include the relocation and expansion of the hotel lobby and porte cochere. The expansion is budgeted to cost approximately $115.5 million and is expected to be completed by the end of the second quarter of 2004.

Results of Operations – Comparison of Three Months Ended September 30, 2003 and 2002

Revenues

Revenues for the three months ended September 30, 2003 continued to be impacted by the loss of hotel rooms and gaming capacity as a result of the demolition of the Atlantic City tower. In addition, revenues during the quarter were adversely affected by increased competition in the Atlantic City gaming market with the opening of the Borgata Hotel Casino & Spa in July, as well as the threat of hurricane weather conditions in the surrounding regions during the month of September and a generally sluggish economy.

Gaming revenues were $64.2 million for the three months ended September 30, 2003, a decrease of $7.6 million (10.6%), from gaming revenues for the comparable 2002 period of $71.8 million.

Slot revenues were $46.9 million for the three months ended September 30, 2003, a decrease of $5.6 million (10.7%), from the comparable 2002 period of $52.5 million. This was due to a decrease in slot handle (dollar amounts wagered) of $117.6 million (16.6%) to $590.3 million for the three months ended September 30, 2003 from $707.9 million for the comparable 2002 period, partially offset by an increase in the gross slot hold (the percentage of win to handle) to 8.1% for the three months ended September 30, 2003 from 7.6% for the comparable 2002 period.

Table game revenues were $16.9 million for the three months ended September 30, 2003, a decrease of $1.8 million (9.6%), from table game revenues for the comparable 2002 period of $18.7 million. The reduction in revenue resulted from an $11.9 million (9.9%) decrease in table games drop (the dollar amount of chips purchased), to $108.7 million in the third quarter of 2003 compared to $120.6 million in the third quarter of 2002.

Simulcast revenues were $401,000 for the three months ended September 30, 2003, a decrease of $214,000 (34.8%), from the comparable 2002 period of $615,000 mainly due to the relocation and subsequent decrease in the size of Resorts’ simulcast room in August 2002 in preparation for the commencement of the Hotel Expansion Project.

Lodging revenues were $2.9 million for the three months ended September 30, 2003, a decrease of $0.9 million (23.7%), from the comparable 2002 period of $3.8 million. For the three months ended September 30, 2003, Resorts had 42,459 occupied rooms (97.3% occupancy) compared to 51,389 occupied rooms (95.3% occupancy) for the comparable 2002 period.

Food and beverage revenues were $6.5 million for the three months ended September 30, 2003 a decrease of $0.7 million (9.7%) from the comparable 2002 period of $7.2 million. Food and beverage revenues decreased mainly due to the decreased business volume throughout the property.

Other revenues, which include revenues from entertainment and other miscellaneous items, were $1.9 million for the three months ended September 30, 2003, an increase of $0.2 million (11.8%), from the comparable 2002 period of $1.7 million. Entertainment revenues were $769,000 for the three months ended September 30, 2003, an increase of $118,000 (18.1%), from the comparable 2002 period of $651,000, due to the addition of a revue show and comedy club in 2003.

Promotional allowances were $15.2 million for the three months ended September 30, 2003, a decrease of $4.0 million (20.8%) compared to $19.2 million for the same period in 2002. The decrease is primarily due to decreased cash incentives to casino customers as a result of decreased business volume.

Interest income was $238,000 for the three months ended September 30, 2003, compared to $604,000 for the same period in 2002. The decrease of $366,000 (60.6%) is primarily due to decreased interest earned on the restricted cash balances due to a lower average invested amount and a lower interest rate.

Costs and Expenses

Casino costs and expenses were $30.8 million for the three months ended September 30, 2003, a decrease of $1.9 million (5.8%) from the comparable 2002 period of $32.7 million, primarily due to decreased labor expenses, gaming taxes and promotional items as a result of decreased business volumes.

Lodging costs and expenses were $300,000 for the three months ended September 30, 2003, a decrease of $54,000 (15.3%), from lodging costs and expenses for the comparable 2002 period of $354,000. The decrease is due to overall reductions in operating costs resulting from the loss of the Atlantic City tower.

Selling, general and administrative costs were $7.9 million for the three months ended September 30, 2003, a decrease of $0.8 million (9.2%), from expenses for the comparable 2002 period of $8.7 million. The decrease is due to lower payroll related costs and advertising expenses due to management’s efforts to decrease costs during the construction period.

Depreciation and amortization expenses were $0.7 million for the three months ended September 30, 2003, a decrease of $1.8 million (72.0%) compared to $2.5 million for the same period in 2002. The decrease is due to the reversal of approximately $3.0 million of amortization expense related to discounts on funds previously deposited with the Casino Reinvestment Development Authority (“CRDA”) in below market interest bearing instruments. This reversal resulted from the receipt from the CRDA of $9.2 million of previously deposited funds as reimbursement for costs incurred for the construction of the new hotel tower.

Interest expense was $4.6 million for the three months ended September 30, 2003, a decrease of $1.0 million (17.9%), from the comparable 2002 period of $5.6 million. The decrease is due to the capitalization of interest during the construction of the Hotel Expansion Project.

The provision for income taxes for the quarter ended September 30, 2003 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues.

Results of Operations – Comparison of Nine Months Ended September 30, 2003 and 2002

Revenues

Revenues for the nine months ended September 30, 2003 were affected by severe winter weather during the first quarter and continuing into the first part of the second quarter as well as hurricane conditions at the end of the third quarter. Additionally, results have been impacted by the loss of hotel rooms and gaming capacity as a result of the demolition of the Atlantic City Tower, increased competition in the Atlantic City gaming market with the opening of the Borgata Hotel Casino & Spa in July and a generally sluggish economy.

Gaming revenues were $183.3 million for the nine months ended September 30, 2003, a decrease of $19.0 million (9.4%), from gaming revenues for the comparable 2002 period of $202.3 million.

Slot revenues were $134.9 million for the nine months ended September 30, 2003, a decrease of $10.5 million (7.2%), from the comparable 2002 period of $145.4 million. This was due to a decrease in slot handle of $216.2 million (11.1%) to $1,726.1 million for the nine months ended September 30, 2003 from $1,942.3 million for the comparable 2002 period, partially offset by an increase in the gross slot hold percentage to 8.0% for the nine months ended September 30, 2003 from 7.8% for the comparable 2002 period.

Table game revenues were $47.2 million for the nine months ended September 30, 2003, a decrease of $7.4 million (13.6%), from table game revenues for the comparable 2002 period of $54.6 million. This was due to a decrease in table games drop of $37.5 million (11.1%), to $300.6 million for the nine months ended September 30, 2003 from $338.1 million for the comparable

2002 period. In addition, the gross table game hold percentage decreased to 15.7% for the nine months ended September 30, 2003 from 16.1% for the comparable 2002 period.

Simulcast revenues were $1.2 million for the nine months ended September 30, 2003, a decrease of $1.1 million (47.8%), from the comparable 2002 period of $2.3 million. This decrease was due to the relocation and subsequent reduction in the size of Resorts’ simulcast room in August 2002 in preparation for the commencement of the Hotel Expansion Project

Lodging revenues were $8.1 million for the nine months ended September 30, 2003, a decrease of $2.3 million (22.1%), from the comparable 2002 period of $10.4 million. Lodging revenues primarily decreased due to the loss of 166 rooms from the demolition of the Atlantic City Tower. For the nine months ended September 30, 2003, Resorts had 124,944 occupied rooms (96.5% occupancy), at an average room rate of $64.82, compared to 153,066 occupied rooms (91.7% occupancy), with an average room rate of $67.80, for the comparable 2002 period.

Food and beverage revenues were $17.2 million for the nine months ended September 30, 2003 a decrease of $2.1 million (10.9%) from the comparable 2002 period of $19.3 million. Food and beverage revenues decreased primarily due to the decreased business volume throughout the property.

Other revenues, which include revenues from entertainment and other miscellaneous items, were $5.0 million for the nine months ended September 30, 2003, a decrease of $0.2 million (3.8%), from the comparable 2002 period of $5.2 million. Entertainment revenues were $2.0 million for the nine months ended September 30, 2003, a decrease of $0.2 million (9.1%) from the comparable 2002 period of $2.2 million, due to a decrease in the number of headliner acts from the comparable 2002 period.

Promotional allowances were $42.1 million for the nine months ended September 30, 2003, a decrease of $10.2 million (19.5%) compared to $52.3 million for the same period in 2002. The decrease is primarily due to decreased cash incentives to casino customers as a result of decreased business volume.

Costs and Expenses

Gaming costs and expenses were $90.7 million for the nine months ended September 30, 2003, a decrease of $4.5 million (4.7%) from the comparable 2002 period of $95.2 million, primarily due to decreased labor expenses, gaming taxes and other fees as a result of decreased business volumes from the loss of the Atlantic City tower.

Lodging costs and expenses were $0.8 million for the nine months ended September 30, 2003, a decrease of $0.5 million (38.5%) from lodging costs and expenses for the comparable 2002 period of $1.3 million. The decrease is due to overall reductions in operating costs resulting from the loss of the Atlantic City tower.

Food and beverage expenses were $9.0 million for the nine months ended September 30, 2003, a decrease of $0.7 million (7.2%), from the comparable 2002 period of $9.7 million. The decrease is a result of lower business volumes which lead to decreased labor and cost of sales partially offset by decreased allocation of the cost of providing complimentary services to casino patrons.

Selling, general and administrative costs were $24.6 million for the nine months ended September 30, 2003, a decrease of $2.8 million (10.2%) from expenses for the comparable 2002 period of $27.4 million. This decrease is due to lower labor related expenses, advertising, and other miscellaneous corporate expenses due to management’s efforts to decrease costs during the construction period.

Depreciation and amortization expenses were $6.5 million for the nine months ended September 30, 2003, an increase of $0.8 million (14.0%) compared to $5.7 million for same period in 2002. The increase is primarily due to an increase in depreciable property and equipment partially offset by a reversal of CRDA investment discount expense.

Interest expense was $14.8 million for the nine months ended September 30, 2003, an increase of $1.1 million (8.0%) over the comparable 2002 period of $13.7 million. The increase is attributable to the issuance of the First Mortgage Notes in March 2002, offset by the capitalization of interest during the construction of the Hotel Expansion Project.

The loss on extinguishment of debt includes a $2.3 million write-off of deferred debt issuance costs and a $1.1 million prepayment penalty resulting from the repayment of the Credit Facility.

The provision for income taxes for the nine months ended September 30, 2003 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues.

Liquidity and Capital Resources

The Companies’ principal source of liquidity is cash flow from operations. For the nine months ended September 30, 2003, cash flow provided by operations approximated $4.2 million, compared to $19.0 million of cash provided by operations for the comparable 2002 period. The decrease in cash flow provided by operations is due primarily to reduced operating results which are attributable to unfavorable weather conditions throughout the year, the loss of hotel rooms and gaming capacity as a result of the demolition of the Atlantic City Tower as part of the Hotel Expansion Project, increased competition in the Atlantic City gaming market with the opening of the Borgata Hotel Casino & Spa in July 2003, and a generally sluggish economy.

For the nine months ended September 30, 2003, the Companies have expended $36.4 million for the Hotel Expansion Project and other capital improvements and replacements, such other expenditures including the purchases of slot machines and related equipment, computer upgrades, and facility improvements. Of the total expenditures, $28.4 million was expended on the Hotel Expansion Project, which includes $2.2 million in interest capitalized during the current year construction period.

On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of 11½% First Mortgage Notes at a price of 97.686% yielding $175.8 million. Concurrent with the sale of the notes, CRH issued 17,295 shares of class A common stock at a cash price of $0.0475 and 349,992 shares of class B common stock at a price of $100 to its existing shareholders for a price of approximately $35.0 million. The proceeds from the sale of the First Mortgage Notes and issuance of stock were used to retire existing debt and are being used to finance the Hotel Expansion Project. As of September 30, 2003, $54.9 million of the proceeds is deposited in a construction disbursement account for this purpose. Additionally, $10.0 million of the proceeds from the issuance of stock has been deposited in a liquidity disbursement account to be used for working capital in the event RIHC’s Adjusted Consolidated EBITDA, as defined in the First Mortgage Notes Indenture, for any four fiscal quarters ending on or prior to December 31, 2004, is less than $28.0 million. At the end of the measurement period referred to in the previous sentence, RIHC will be permitted to secure a release of any unutilized amount in the liquidity disbursement account for use in its business or to fund a dividend to CRH to return such unutilized amount to CRH’s stockholders. Due to the change in debt resulting from the sale of First Mortgage Notes, CRH’s long-term debt increased approximately $88.5 million. Interest expense for the nine months ended September 30, 2003 was $14.8 million, compared to $13.7 million for the nine months ended September 30, 2002, as a result of the issuance of the First Mortgage Notes, offset by the capitalization of $2.2 million of interest during the current year construction period.

CRH’s cash and cash equivalents at September 30, 2003, were $32.7 million as compared to $33.0 million at December 31, 2002. Additionally, at September 30, 2003, CRH had a restricted cash balance of $64.9 million which includes $10.0 million in the liquidity disbursement account and is included in other assets on the Company’s Consolidated Balance Sheet. A portion of the unrestricted cash and cash equivalents is required for the day-to-day operations of Resorts Atlantic City which, as of September 30, 2003, included approximately $14.9 million of currency and coin on-hand for casino and hotel operations. This amount varies by days of the week, holidays and seasons.

In June 2002, RIH entered into a $20.0 million credit facility (the “CIT Facility”), the proceeds of which are to be used for the acquisition of furniture, fixtures, and equipment. RIHC has guaranteed the obligations of RIH under this equipment credit facility. The Companies intend to use $15.0 million of the equipment credit facility to purchase furniture, fixtures, and equipment for the new hotel tower and the expanded gaming facility. The outstanding balance due CIT at September 30, 2003 was $1.3 million. In November 2002, the Companies also entered into a $10.0 million revolving credit facility (the “Commerce Facility”). The Commerce Facility had not been used as of September 30, 2003.

The Casino Reinvestment Development Authority (the “CRDA”) will reimburse certain construction expenditures for the Hotel Expansion Project in the amount of $9.8 million through 2003, of which approximately $9.2 million was received in September 2003. Additionally, RIH will receive $2.7 million payable at the rate of approximately $500,000 per year for the years 2004 through 2008 for reimbursements of expenditures relating to the Hotel Expansion Project. The CRDA will make an additional $1.5 million available for expenditures incurred in connection with public improvements relating to the Hotel Expansion Project.

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Agreement”). The initial term of the Agreement is 20 years, renewable at RIH’s option for two additional five year terms. The Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value is estimated at $6.5 million, for which payments during the nine months ended September 30, 2003 were $234,000 including interest, with the total payments over the 20 year initial term estimated at $9.6 million including interest, and a usage fee for steam and chilled water, whose usage and rate will vary by month of the year.

Management believes that its existing cash, projected operating cash flows, the CIT Facility, and the Commerce Facility will be sufficient to meet the cash requirements of its existing operations, including maintenance, capital improvements and debt service requirements, for the next twelve months and the foreseeable future thereafter. Management currently believes that cash requirements of its existing operations beyond the next twelve months and the foreseeable future thereafter will consist of costs relating to construction of the hotel tower, debt service requirements and capital improvements and replacements in the ordinary course of business, which management expects to be met by the proceeds of existing cash, cash flows from operations, the CIT Facility and Commerce Facility.

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

In July 2003, the Borgata Hotel Casino & Spa, a joint development of Boyd Gaming and MGM Mirage, opened in Atlantic City in the Marina district. While the opening of the Borgata has had some impact on the Companies’ operations, it is too early to determine the impact of this additional competition on the Companies’ long term operations.

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

As of the end of the period covered by this report, the Companies carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Companies’ disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in the periodic reports to be filed with the Securities and Exchange Commission is made known to them in a timely fashion. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls, subsequent to the date of this evaluation.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

Exhibit Number	Exhibit

10.37	Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated September 22, 2003, between CIT Group/Equipment Financing, Inc. and Resorts International Hotel, Inc.

31.1	Certification of Audrey S. Oswell, President and Chief Executive Officer of CRH pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Audrey S. Oswell, President and Chief Executive Officer of RIHC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Joseph P. Weis, Senior Vice President/CFO and Principal Financial Officer of CRH pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Joseph P. Weis, Senior Vice President/CFO and Principal Financial Officer of RIHC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Audrey S. Oswell, President and Chief Executive Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph P. Weis, Senior Vice President Finance/CFO and Principal Financial Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. REPORTS ON FORM 8-K

On August 5, 2003, the Company furnished Form 8-K pursuant to Item 12. “Results of Operations and Financial Condition”, accompanied by a copy of the press release announcing the Company’s financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2003

COLONY RIH HOLDINGS, INC.

By:	/s/ JOSEPH P. WEIS

Name:	Joseph P. Weis
Title:	Senior Vice President Finance/CFO (Duly Authorized Officer and Principal Financial Officer)

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

By:	/s/ JOSEPH P. WEIS

Name:	Joseph P. Weis
Title:	Senior Vice President Finance/CFO (Duly Authorized Officer and Principal Financial Officer)