Form 10-K
period 2003-12-31
COLONY RIH HOLDINGS INC; RESORTS INTERNATIONAL HOTEL & CASINO INC
filed 2004-03-29
CIK 1141270, 1141271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

COMMON STOCK, PAR VALUE $.01 PER SHARE

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of Colony RIH Holdings, Inc. and Resorts International Hotel and Casino, Inc. as of June 30, 2003, was $0.

As of March 29, 2004, 38,295 shares of class A common stock and 774,982 shares of class B common stock of Colony RIH Holdings, Inc. were outstanding.

As of March 29, 2004, 100 shares of common stock of Resorts International Hotel and Casino, Inc. were outstanding.

Information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for its 2004 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrants’ fiscal year ended December 31, 2003.

COLONY RIH HOLDINGS, INC.

AND

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

Annual Report on Form 10-K

CAUTIONARY STATEMENT FOR PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This document includes various ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the registrants’ expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” “expects” “seeks,” “estimates,” “plans,” “intends” and similar expressions used in the registrants’ press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the registrants believe their expectations are based upon reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurances that actual results will not materially differ from expected results. The registrants caution that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Form 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: increased competition in existing markets or the opening of new gaming jurisdictions, a decline in the public acceptance of gaming, the limitation, conditioning or suspension of any of the registrants’ gaming licenses, increases in or new taxes imposed on gaming revenues or gaming devices, a finding of unsuitability by regulatory authorities with respect to the registrants’ officers, directors or key employees, loss or retirement of key executives, adverse economic conditions in the registrants’ key markets, severe and unusual weather in Atlantic City, and leverage and debt service. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The registrants undertake no obligation to publicly release any revision to such forward-looking statements to reflect events or circumstances after the date thereof.

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

RIHC, Kerzner International North America, Inc. (“KINA”), formerly Sun International North America, Inc., a Delaware corporation, and GGRI, Inc. (“GGRI”), a Delaware corporation, entered into a purchase agreement, dated as of October 30, 2000, as amended, (the “Purchase Agreement”). Pursuant to the Purchase Agreement, RIHC acquired all of the capital stock of RIH, the Warehouse Assets (as defined in the Purchase Agreement) and all of the capital stock of New Pier Operating Company, Inc. (“New Pier”), a New Jersey corporation, (collectively, the “Acquisition”), on April 25, 2001 for approximately $144.8 million. In conjunction with the Acquisition, RIHC borrowed $82.0 million under an Amended and Restated Credit Agreement, dated April 25, 2001, from the lenders named therein (the “Credit Facility”) and CRH issued a $17.5 million note to KINA (the “Seller Note”).

Prior to the completion of the Acquisition on April 25, 2001, neither CRH nor RIHC had conducted business other than in connection with the Purchase Agreement and the new Credit Facility.

On April 1, 2003, Resorts Real Estate Holdings, Inc. (“RREH”) was formed as a wholly-owned subsidiary of CRH. RREH, which was incorporated as a New Jersey corporation, was formed to acquire certain land which is currently leased by RIHC. See “Option Land”.

The Company’s executive offices are located at 1133 Boardwalk, Atlantic City, New Jersey 08401. The telephone number is (609) 344-6000.

In addition to this annual report on Form 10-K, the Company files periodic and current reports, proxy statements and other information with the SEC. A copy of these documents may be obtained free of charge upon written request to: Resorts International Hotel and Casino, Inc., 1133 Boardwalk, Atlantic City, New Jersey 08401. You may also read and copy any document the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) via electronic means, including the SEC’s home page on the Internet, www.sec.gov.

Overview

The Company, through its ownership of RIH, owns and operates Resorts, a casino hotel in Atlantic City, New Jersey, which offers casino gaming and other amenities.

Resorts commenced operations in May 1978 as the first casino hotel opened in Atlantic City. This was accomplished by the conversion of the former Haddon Hall Hotel, a classic hotel structure originally built in the early 1900’s, into a casino hotel. Resorts is situated on 11.0 acres of land with approximately 310 feet of Boardwalk frontage overlooking the Atlantic Ocean. Prior to September 2002, Resorts consisted of two hotel towers, the 15-story Ocean Tower and the nine-story Atlantic City Tower. In September 2002, CRH decommissioned the 166-room Atlantic City Tower in anticipation of beginning construction of a 27-story hotel tower on the same site (see “The Expansion”). In addition to the casino facilities described below, the casino hotel complex currently has 480 hotel rooms and suites, a 1,400-seat theater, two smaller entertainment venues, six restaurants, a VIP slot and table player lounge, an indoor swimming pool, a lounge, a health club and leased retail shops. The complex also has approximately 39,100 square feet of convention facilities, including six large meeting rooms and a 12,000 square foot ballroom.

Resorts is situated on the Boardwalk of Atlantic City, along with eight of Atlantic City’s twelve casinos. Resorts sits at the northern end of the Boardwalk adjacent to the Trump Taj Mahal Casino Resort, which is also adjoined by the Showboat Hotel and Casino. These three properties have a total of approximately 3,000 hotel rooms and approximately 348,000 square feet of gaming space in close proximity to each other. An enclosed pedestrian bridge between Resorts and the Trump Taj Mahal Casino Resort allows patrons of both hotels to move between both casinos without exposure to the weather and readily partake in events at both casino hotels. A similar enclosed pedestrian bridge connects the Showboat to the Taj Mahal, allowing patrons to walk under cover among all three casino hotels. The remaining nine Atlantic City casino hotels are located approximately one-half mile to one and one-half miles to the south on the Boardwalk or in the Marina District of Atlantic City.

Facilities Overview

Gaming Floor. As of December 31, 2003, Resorts had a casino floor of approximately 75,000 square feet, including a simulcast and pari-mutuel betting facility of approximately 12,000 square feet. Also, the casino contained approximately 2,354 slot machines, and 59 table games, which included twenty-five blackjack tables, eight roulette tables, six craps tables, and other specialty games such as Caribbean Stud, Baccarat, Mini-Baccarat, Let It Ride, Three-Card Poker, Pai Gow Poker and Spanish Twenty-One.

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

Meeting Rooms, Restaurants and Other Amenities. Resorts’ meeting room facilities consist of a large banquet room with five breakout rooms. In the aggregate, these rooms have the ability to accommodate approximately 2,600 people in 39,100 square feet of space. Meeting rooms range in size from 450 to 12,028 square feet. Although management believes the meeting room facilities are competitive with those offered by other operators in the market, the ability to attract convention and other large meeting traffic is constrained by our limited number and quality of hotel rooms and suites. Management believes the increase in number and improved quality of hotel rooms and suites resulting from the expansion will allow us to significantly improve our marketability to conventions, which tend to draw higher margin customers.

Management believes the quality of our restaurants gives Resorts a significant competitive advantage over other casinos in Atlantic City, as it features several restaurants catering to differing customer tastes and price points. Resorts restaurants include: Capriccio, Asian Spice, Camelot Steakhouse, Beach Ball Deli, Breadsticks and the Boardwalk Buffet, an all-you-can-eat breakfast, lunch and dinner buffet.

With a capacity to seat 1,400 patrons in approximately 18,000 square feet of space, the primary purpose of Resorts’ Superstar Theater is to attract patrons to the casino. The theater is used to enhance the casino’s image as an entertainment facility offering some of the best entertainment in Atlantic City. Recent acts which we believe target our core customer base include: Tom Jones, Smokey Robinson, Engelbert Humperdinck, Bobby Vinton, Jerry Seinfield and Gladys Knight. In 2003, Resorts opened two additional entertainment venues, the 300-seat Screening Room, used for off-Broadway-style shows, and a 200-seat room used to present the Improv Comedy Club.

Other amenities include a full service salon and spa which offers an array of beauty and body treatments from massages to makeovers, as well as a gym facility and indoor/outdoor pool which is open year-round.

Parking. A multi-level parking garage that is connected to Resorts by an enclosed walkway is used for patrons’ self-parking and accommodates approximately 700 vehicles. Additional adjacent properties, consisting of approximately 3.5 acres, which are owned by CRH, provide parking for approximately 300 vehicles. In addition, RIH leases approximately 4.4 acres adjoining Resorts from RREH, which are currently used to provide additional uncovered self-parking for approximately 400 vehicles and valet parking for approximately 450 vehicles. See “Option Land” and “Item 2. Properties.”

The Expansion

On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of 11 1/2% First Mortgage Notes (the “First Mortgage Notes”) at a price of 97.686% yielding $175.8 million. Concurrent with the sale of the notes, CRH issued 17,295 shares of class A common stock at a cash price of $0.0475 and 349,992 shares of class B common stock at a price of $100 to its existing shareholders for a total price of approximately $35.0 million. The proceeds from the sale of the First Mortgage Notes and issuance of stock were used to retire existing debt and are being used to finance a portion of the cost to develop, construct, and equip a new hotel tower.

On September 4, 2002, CRH decommissioned the 166-room Atlantic City Tower in anticipation of beginning construction in November 2002 of a 27-story hotel tower on the same site, at a cost of approximately $115.5 million. The expansion will add approximately 400 hotel rooms and suites, 25,000 square feet of additional gaming space, 781 slot machines and 12 table games as compared to December 31, 2003 levels. From the proceeds of the sale of the First Mortgage Notes, $89.4 million was deposited in a construction disbursement account for use in construction of the hotel tower. Additionally, the New Jersey Casino Reinvestment Development Authority (“CRDA”) will reimburse certain costs for the construction of the new hotel tower totaling approximately $13.1 million through 2008, of which $9.2 million was received in 2003, approximately $950,000 is expected to be received in 2004, and approximately $2.9 million is expected to be received in the aggregate from 2005 through 2008. The CRDA will also make an additional $1.5 million available for expenses incurred in connection with public improvements relating to the construction of the new hotel tower. In June 2002, RIH entered into a $20.0 million credit facility, the proceeds of which are to be used for the acquisition of furniture, fixtures and equipment. RIHC has guaranteed the obligations of RIH under this equipment credit facility. The Companies intend to use $15.0 million of the equipment credit facility to purchase furniture, fixtures and equipment for the new hotel tower and expanded gaming facility. In November 2002, the Companies also entered into a $10.0 million revolving credit facility.

The expansion is a key component in continuing the Company’s strategy of growing its core customer base. Management believes that there existed a significant disparity in the quality of amenities offered by the two hotel towers, which constrained its ability to attract and retain higher-margin, mid-level slot players and mid-level table game players. Resorts’ classifies its customers according to their gaming budget. A low-level slot player is defined as a customer who is willing to gamble less than $400 per sitting, a mid-level slot player as a customer who is willing to gamble $400 to $1,000 per sitting and a high-level slot player as a customer who is willing to gamble more than $1,000 per sitting. A low-level table game player is defined as a customer who is willing to gamble less than $5,000 per visit, a mid-level table game player as a customer who is willing to gamble $5,000 to $25,000 per visit, a high-level table game player as a customer who is willing to gamble $25,000 to $100,000 per visit and a premium table game player as a customer who is willing to gamble more than $100,000 per visit.

Rooms in the Ocean Tower, a classic hotel structure constructed in the 1920’s and completely renovated in 1999, are competitive with the hotel rooms offered by other facilities in the Atlantic City market. In contrast, the Atlantic City Tower was built in the 1960’s as a motel and consequently had smaller corridors, thinner walls and smaller bathrooms than the hotel rooms offered by the other casino hotels in the Atlantic City market. Based on an analysis of the players which are tracked, management believes the Ocean Tower had historically generated a win per occupied room greater than twice that generated by the Atlantic City Tower.

Management believes the opening of the new hotel tower will increase both the top-line revenues and significantly expand the operating margins for the following reasons:

•	Customers tend to play longer and spend more of their budgeted gaming dollars at the casino hotel in which they stay. Correspondingly, management believes that the new hotel rooms and suites will encourage patrons to stay at Resorts, increase their length of play and spend more of their gaming dollars at Resorts casino, contributing to an increased average win per customer.

•	The new hotel rooms will be among the largest in the Atlantic City market, which will facilitate a shift in the customer mix to the higher-margin, mid-to high-level slot player and the higher end of the core customer base of table game players.

•	Fixed costs are expected to only marginally increase following the expansion. Consequently, management expects to generate higher margins from the new hotel rooms and suites and additional slot machines.

Management has assembled what it believes to be a highly qualified team to design and construct the new hotel tower, including Perini Building Company, Inc. as construction manager and contractor and the partnership of Bergman, Walls & Associates, Ltd. as the architects.

Construction of the tower expansion is currently underway and the hotel tower and expanded casino is anticipated to open by the end of the second quarter of 2004. However, the hotel tower project is subject to many variables, including financing, regulatory and governmental approvals and typical delays associated with construction. No assurances can be given as to when this expansion project will be completed.

Option Land

In conjunction with the purchase of RIH from KINA in April 2001 by CRH and RIHC, CRH obtained an option to purchase approximately 10.0 acres of real property immediately adjacent to the Resorts site and approximately 2.0 acres of real property located in the Atlantic City metropolitan area, pursuant to an option agreement (“Option Agreement”) for a total purchase price of $40.0 million. Portions of the option property (the “Option Land”) are zoned for casino hotel use and are available for future expansion. Some of the option property was leased from KINA by RIH for use as a surface parking lot under a lease agreement with terms running contemporaneous with the terms of the Option Agreement.

The Option Agreement had a two-year term, which could be extended for two additional one-year terms upon the payment of a $2.5 million extension fee payable upon each extension. The initial term of the Option Agreement was to expire in April 2003. The expiration date of the initial term of the Option Agreement was initially extended to June 15, 2003, as negotiations between the Companies and KINA for the purchase of the Option Land commenced. Subsequently, the expiration date of the initial term was further extended, upon the payment by RIH of one-half of the $2.5 million extension fee.

In January 2004, CRH announced that it had reached agreement with KINA to acquire the Option Land, subject to the approval of the New Jersey Casino Control Commission, which approval was received on March 17, 2004. Following the approval, the Option Land was acquired by RREH on March 18, 2004 in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note will mature immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes which are due March 22, 2009. Interest on the $40 million note will be payable semi-annually, and will be calculated at the following annual rates: 0% through September 2004, 4% from October 2004 through March 2006, 6% from April 2006 through March 2008, and 9% from April 2008 through March 2009. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio (the ratio of Consolidated EBITDA to Fixed Charges, all as further defined in the First Mortgage Notes Indenture) of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed is initially limited to $20 million increasing by $5 million each year.

In conjunction with the option land purchase transaction, the Option Agreement between RIHC and KINA was terminated. With the termination of the Option Agreement, the lease agreement between KINA and RIH converts to a month-to-month fair market value lease. As part of the option land purchase transaction, the lease was amended to be a triple-net lease and was assigned by KINA to RREH. The amended agreement calls for the following payments: a $1.3 million security deposit paid upon closing, offset against lease payments of $205,000 per month through September 2004; $135,833 per month from October 2004 through March 2006; $202,500 per month from April 2006 through March 2008; $302,500 per month from April 2008 through March 2009 and $402,500 per month thereafter. The lease agreement may be terminated by either party upon 30 days notice, with the remaining security deposit refunded to RIH upon termination.

Business Strategy

Resorts offers its customers a full compliment of table games and slot choices, with the primary focus on slots. The mix of table games choices are currently limited because of capacity limitations, but are expected to increase in 2004 with the opening of the hotel expansion and subsequent expansion of the casino floor. Resorts is committed to offering a wide variety of slot machine denominations and up-to-date themes, believing this focus is critical to retaining the mid-to high level slot player.

Resorts marketing programs are focused to maintain its loyal customer base, through efficient use of player information. Resorts will also look to expand its core customer base with the opening of the new hotel tower, when it will be able to offer more high quality hotel rooms and suites. In addition, the expansion of supplemental services, such as the increased entertainment options added in 2003 are used to attract new customers to the property.

In addition to the casino and hotel amenities offered, Resorts is committed to providing customer service that is superior to other casino properties, by providing on-going training to all employees emphasizing the importance of providing outstanding customer service.

Marketing Overview

Resorts’ marketing programs target middle- and higher-income customers who have the propensity to gamble. Management uses its customer database to identify and target value-added, high-income repeat gaming customers and uses player tracking systems to determine the value of customers and provide programs conducive to their level of play.

Resorts is promoted through radio, outdoor and print advertising and direct mailings. Management currently intends to focus its marketing efforts, seeking to increase Resorts’ market share of drive-in slot players. Management believes drive-in players tend to be higher income slot customers than customers who travel by bus and tend to spend more of their time in the casino where they are staying.

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

The Atlantic City market has demonstrated continued and steady growth, despite several recessions and the recent proliferation of new gaming jurisdictions, including Delaware and Connecticut. Compound annual growth in total gaming revenue has averaged 3.3% per year since 1990. Resorts competes directly with 11 other casino hotels in Atlantic City. The Atlantic City casino market, as of December 31, 2003, contained approximately 14,300 hotel rooms and suites and 1.41 million square feet of gaming area, including simulcast betting and poker rooms.

According to the South Jersey Transportation Authority, Atlantic City hosted approximately 32.2 million visitors in 2003, a decrease of 3.0% from 2002, which tallied approximately 33.2 million visitors. In addition, these visitors spent over $4.4 billion in the local economy.

The Atlantic City market has a strong “locals” component, which includes gaming patrons that generally live within 150 miles of Atlantic City. As a result of this close vicinity, management believes the Atlantic City customer tends to frequent the casinos in the market more than customers in destination-based markets such as Las Vegas. Management believes the Atlantic City customer tends to be more sophisticated and sensitive to changes in slot hold percentage than customers in other gaming jurisdictions. Additionally, management believes that the locals component of the Atlantic City market results in a more stable stream of cash flow that is less susceptible to economic downturns than that of destination-based markets.

Slot play has become increasingly popular with Atlantic City gaming patrons. This popularity is partially due to technological improvements such as “cashless” slot machines, bill and coupon acceptors, video poker and themed slot machines that have increased convenience and entertainment value. Additionally, slot machines tend to generate higher margins than table games, and Atlantic City gaming operators have correspondingly increased the number of slot machines while reducing the number of table games on their gaming floors. This trend is evidenced by the 29.3% increase in the number of slot machines in the Atlantic City market since 1996 as compared to the 3.0% decrease in the number of table games. Slot revenues increased from 68.7% of total casino revenues in the Atlantic City market in 1996 to 74.0% of total casino revenues in 2003.

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

Significant private and public investment in the Atlantic City market has been made over the past few years. In 1984, the New Jersey State Legislature created the CRDA, the state agency that levies a 1.25% tax on gross gaming revenues and oversees the expenditure of such funds to rebuild Atlantic City through an organized master plan (see “Regulation and Gaming Taxes and Fees—License Fees, Taxes and Investment Obligations”). Some of the most significant improvements to Atlantic City as a result of this initiative include:

•	the $268.0 million Atlantic City Convention Center;

•	the $84.0 million renovation of the entrance to the Atlantic City Expressway;

•	the $330.0 million Atlantic City Tunnel project connecting the Atlantic City Expressway to the Marina District;

•	$225.0 million in CRDA housing;

•	the construction of a $14.5 million minor league baseball stadium;

•	the $90.0 million refurbishment of the Boardwalk Convention Center Hall into a special events venue; and

•	the $76.0 million, 300,000 square foot retail and entertainment complex, “The Walk”, located adjacent to the Atlantic City Convention Center, which is partially opened and expected to be completed in the Spring 2004.

Additionally, the CRDA has undertaken an enhancement project of North Carolina Avenue, which will allow for improved traffic flow in Atlantic City. Upon completion, North Carolina Avenue will serve as the primary thoroughfare from the Marina District to the Boardwalk, thereby promoting traffic flow to Resorts’ entrance, which is located on North Carolina Avenue.

Several gaming operators have announced new development or expansion projects which management believes will attract new, higher-margin customers and alleviate hotel room and suite inventory constraints. The most significant addition to the Atlantic City market has been the completion by Boyd Gaming Corporation and MGM Mirage, Inc. of a resort complex located in the Marina District, named the “Borgata Hotel Casino and Spa,” which opened in July 2003. It is expected that the Borgata will attract a younger gaming customer and will increase the size and profitability of the overall market in the long term. In addition, management believes the Borgata will be Atlantic City’s first destination-based resort and will drive additional traffic to the Boardwalk due to the longer estimated length of stay of the Borgata’s target customers. However, for the short term, the opening of the Borgata has negatively impacted the results of the existing Atlantic City casinos, including Resorts, as casino patrons visit the city’s newest attraction. In addition to the construction of the Borgata, several Atlantic City properties have announced or are currently undergoing renovations, including:

•	The Atlantic City Tropicana’s $265.0 million expansion that will include construction of an additional 502 hotel rooms and a 200,000 square foot retail, dining and entertainment complex, named “The Quarter”. Construction at the Tropicana was delayed by the collapse of its partially built parking garage on October 30, 2003. Construction has resumed at the project and is expected to be completed in September 2004;

•	The Showboat is transforming its boardwalk entrance into a New Orleans style themed façade along with a food court, open air bar, and lounge. Plans also call for a casino expansion with 426 slots, replacing the Mardi-Gras showroom. Showboat’s new 19-story, 544-room hotel tower opened in May 2003;

•	Caesars Entertainment (formerly Park Place Entertainment) is proceeding with development plans for the “Pier at Caesars,” a retail, dining and entertainment facility located on a pier directly across the boardwalk from Caesars, which was formerly used as a shopping mall. The complex is being developed by The Gordon Group, co-creator of the Forum Shops in Las Vegas, and is expected to be completed in the summer of 2005, and cost $140 million;

•	Caesars Entertainment recently broke ground for construction of a $75 million, 3,200-space parking garage to serve The Walk, Caesars Bally’s casino, Caesars casino, the Pier at Caesars, and the Atlantic City Medical Center. This garage is expected to be completed in spring 2005;

•	Harrah’s Entertainment, Showboat’s owner, confirmed that they will be purchasing a parcel of land from the Atlantic City Housing Authority. Harrah’s recently announced plans to build an estimated 1,500 space valet-parking garage to serve the Showboat on this property, which is located between New Jersey and Delaware avenues. In addition, Harrah’s has the option to purchase another parcel of land which could be used for a 500-room hotel tower for the Showboat. Harrah’s also announced the possibility of constructing a fifth hotel tower for it’s Harrah’s Atlantic City property in the near future;

•	The Borgata is developing plans to add more restaurants, meeting space, gaming tables and slots, parking and a significant amount of retail space to its newly-opened property, at an expected cost of more than $200 million; and

•	Trump Hotels and Casino Resorts, Inc. announced in February 2004 that it is pursuing a recapitalization which, if successful, will facilitate expansion of the company’s current Atlantic City properties, including an announced 800- to 1000-room hotel tower at the Taj Mahal.

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

Competition also extends to the employment market. The demand for qualified and experienced gaming personnel was especially evident in 2003, as the opening of the Borgata created thousands more jobs in the industry. The surplus of positions, many of which are required to be licensed by the NJCCC, resulted in increased labor costs as companies competed for the most qualified personnel.

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

In addition to Native American casinos, a major competitive threat to the Atlantic City gaming market has been the slot machine facilities located at Delaware racetracks. As of December 31, 2003, the three facilities located in Delaware offered a total of approximately 5,683 slot machines, and reportedly generated approximately $502 million in revenues for the year 2003, a decrease of 11.3% from 2002. A smoking ban which was enacted in Delaware in November 2002, appears to be the major contributing factor in the decline in revenues during 2003.

Legislation permitting other forms of casino gaming has been proposed, from time to time, in various states, including those bordering New Jersey. In November 2002, pro-gambling governors were elected in Pennsylvania and Maryland, where it is expected that slot machines will be proposed for those state’s race tracks. New York allows slot machines at its racetracks with the first two “Racinos” opening in the early months of 2004 and another scheduled to open in March 2004. Although, the Pennsylvania Senate passed a 2004 state budget that did not include a proposed bill that would allow slots at racetracks, gambling proponents continue to pursue the idea. In early 2003, New Jersey Governor McGreevey established a commission to study the feasibility of installing video lottery terminals (“VLT’s”), a form of slot machine, at race tracks in New Jersey. However Governor McGreevey, in a meeting with Wall Street gaming analysts in January 2004, stated that he would not pursue the installation of slots at New Jersey racetracks without the support of the Atlantic City gaming industry.

Gaming Credit Policy

Resorts extends credit to selected gaming customers, primarily in order to compete with other casino hotels in Atlantic City that also extend credit to customers. Credit play represented 22% of table game volume at Resorts in 2003, 21% in 2002 and 25% in 2001. RIH’s gaming receivables, net of allowance for uncollectible amounts, were $3.7 million as of December 31, 2003, $4.0 million as of December 31, 2002 and $5.2 million as of December 31, 2001. The collectibility of gaming receivables has an effect on results of operations and management believes that overall collections have been satisfactory. Atlantic City gaming debts are enforceable under the laws of New Jersey and certain other states, although it is not clear whether other states will honor this policy or enforce judgments rendered by the courts of New Jersey with respect to such debts.

Security Controls

Gaming at Resorts is conducted by trained personnel and supervised by RIH. Prior to employment, all casino personnel must be licensed under the New Jersey Casino Control Act (“NJCCA”). Security checks are made to determine, among other matters, that job applicants for key positions have had no criminal ties or associations. RIH employs extensive security and internal controls at its casino. Security at Resorts utilizes closed circuit video cameras to monitor the casino floor and money counting areas. The count is observed daily by representatives of NJCCC.

Seasonal Factors

RIH’s business activities are affected by seasonal factors that influence New Jersey tourism. Higher revenues and earnings are typically realized during the middle third of the year.

Employees

As of December 31, 2003, Resorts had approximately 2,800 employees, including approximately 700 casino employees, 700 food and beverage employees, 170 security employees, 150 administrative support employees, 360 hotel employees, 400 marketing and entertainment employees, 100 facilities employees, 50 parking employees and a senior management team of approximately 12 members. All of its employees have completed the Company’s customer service program during which they were taught to function on the highest level of service and professionalism within their specific segment.

Management believes that its employee relations are satisfactory. Approximately 1,200 of the employees are represented by unions. Of these employees, approximately 900 are represented by the Hotel Employees and Restaurant Employees International Union Local 54, whose contract was renewed in September 1999 for a term of five years. This contract is expected to be renewed in September 2004. There are several union contracts covering other union employees.

All casino employees and certain hotel employees must be licensed under the NJCCA. Casino employees are those employees whose work requires access to the casino, the casino simulcasting facility or restricted casino areas.

Regulation and Gaming Taxes and Fees

General. Resorts’ operations in Atlantic City are subject to regulation under the NJCCA, which authorizes the establishment of casinos in Atlantic City, provides for licensing, regulation and taxation of casinos and created the NJCCC, and the Division of Gaming Enforcement to administer the NJCCA. In general, the provisions of the NJCCA concern:

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

There were significant regulatory changes in recent years. In addition to the approval of new games, the NJCCA was amended to allow casinos to expand their casino floors before building the requisite number of hotel rooms, subject to approval of the NJCCC. This amendment was designed to encourage hotel room construction by giving casino licensees an incentive and an added ability to generate cash flow to finance hotel construction. Prior law only allowed for casino expansion if a casino built new hotel rooms first. In addition, the maximum casino square footage has been increased from 50,000 square feet to 60,000 square feet for the first 500 qualifying rooms and the current law allows for an additional 10,000 square feet for each additional 100 qualifying rooms over 500, up to a maximum of 200,000 square feet. Future costs of regulation have been reduced as new legislation no longer requires hotel employees to be registered, extends the term for casino and casino key employee license renewals from two years to four years and allows greater efficiency by either reducing or eliminating the time permitted to allow the NJCCC to approve internal controls, patron complimentary programs and the movement of gaming equipment.

Casino License. A casino license is initially issued for a term of one year and must be renewed annually by action of the NJCCC for the first two renewal periods succeeding the initial issuance of a casino license. The NJCCC may renew a casino license for a period of four years, although the NJCCC may reopen licensing hearings at any time. A license is not transferable and may be conditioned, revoked or suspended at any time upon proper action by the NJCCC. The NJCCA also requires an operations certificate, which, in effect, has a term consistent with that of a casino license.

In January 2004, the casino license of RIH was renewed for the four-year period ending January 31, 2008.

Restrictions on Ownership of Equity and Debt Securities. The NJCCA imposes certain restrictions upon the ownership of securities issued by a corporation that holds a casino license or is a holding, intermediary or subsidiary company of a corporate licensee, or collectively, a Holding Company. For example, the sale, assignment, transfer, pledge or other disposition of any security issued by a corporation, which holds a casino license, is conditional, and shall be ineffective if disapproved by the NJCCC. If the NJCCC finds that an individual owner or holder of any securities of a corporate licensee or its Holding Company must be qualified, and such owner or holder is not qualified under the NJCCA, the NJCCC has the right to propose any necessary remedial action. In the case of corporate holding companies and affiliates whose securities are publicly traded, the NJCCC may require divestiture of the security held by any disqualified holder who is required to be qualified under the NJCCA.

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

The indenture governing the First Mortgage Notes provides that if any holder of First Mortgage Notes is found to be disqualified by the NJCCC, then RIHC has the right to redeem such holder’s First Mortgage Notes at a redemption price equal to the lesser of the principal amount plus accrued interest, the purchase price plus accrued interest or the fair market value of the First Mortgage Notes.

Remedies. In the event that it is determined that a licensee has violated the NJCCA, or if a security holder of the licensee required to be qualified is found disqualified but does not dispose of his securities in the licensee or holding company, under certain circumstances the licensee could be subject to fines or have its license suspended or revoked.

The NJCCA provides for the mandatory appointment of a conservator to operate the casino and hotel facility if a license is revoked or not renewed, and permits the appointment of a conservator if a license is suspended for a period in excess of 120 days. If a conservator is appointed, the suspended or former licensee is entitled to a “fair rate of return out of net earnings, if any, during the period of the conservatorship, taking into consideration that which amounts to a fair rate of return in the casino or hotel industry.” Under certain circumstances, upon the revocation of a license or failure to renew, the conservator, after approval by the NJCCC and consultation with the former licensee, may sell, assign, convey or otherwise dispose of all of the property of the casino hotel. In such cases, the former licensee is entitled to a summary review of such proposed sale by the NJCCC and creditors of the former licensee and other parties in interest are entitled to prior written notice of the sale.

License Fees, Taxes and Investment Obligations. The NJCCA provides for casino license renewal fees, other fees based upon the cost of maintaining control and regulatory activities and various license fees for the various classes of employees. In addition, a casino licensee is subject annually to a tax of 8% of gross revenue, as defined under the NJCCA, and license fees of $500 for every slot machine for use or in use in a casino as of the first of July each year. Also, the NJCCA was amended in 1995 to create an Atlantic City fund, (the “AC Fund”), for economic development projects other than the construction and renovation of casino hotels. Beginning with fiscal year 1999/2000 and for the following three fiscal years, an amount equal to the average amount paid into the AC Fund for the previous four fiscal years shall be contributed to the AC Fund. Each licensee’s share of the amount to be contributed to the AC Fund is based upon its percentage of the total industry gross revenue for the relevant fiscal year. After eight years, the casino licensee’s requirement to contribute to this fund ceases. Resorts requirements to contribute to the Atlantic City Fund ceased in 2003.

On June 30, 2003 the NJCCA was amended, effective July 1, 2003, to impose or increases certain taxes and fees on the Atlantic City casino industry. These taxes and fees, which were imposed in an effort to reduce the state’s budget deficit, include: (1) a 7.5% tax on casino net profits subject to a minimum tax of $350,000 per licensee per year through June 30, 2006; (2) a 4.25% tax on rooms, food, drinks and entertainment admissions provided to customers at no cost or reduced cost; (3) a $3.00 occupied room fee; (4) an increase in the parking fee from $1.50 per car per day to $3.00 per car per day; and (5) a revision in the calculation of the 8% tax on gross gaming revenues, to eliminate the deduction for uncollectible debts.

The following table summarizes, for the periods shown, the cost to RIH of the various fees, taxes and contributions assessed by the NJCCC.

	For the Year Ended December 31,
	2003	2002	2001
	($ in thousands)
Gaming tax	$18,608	$20,862	$19,433
License, investigation, inspection and other fees	4,951	4,780	4,348
Contribution to AC Fund	256	444	206
Casino net profits tax	175	—	—
Other taxes and fees	394	—	—

Total	$24,384	$26,086	$23,987

The amended NJCCA requires a licensee to satisfy its investment obligation by purchasing bonds to be issued by the CRDA or by making other investments authorized by the CRDA, in an amount equal to 1.25% of a licensee’s gross revenue. If the investment obligation is not satisfied, then the licensee will be subject to an investment alternative tax of 2.5% of gross revenue. Licensees are required to make quarterly deposits with the CRDA against their current year investment obligations. RIH’s investment obligations amounted to $3.0 million for 2003, $3.3 million for 2002, and $3.0 million for 2001, and have been satisfied by deposits made with the CRDA. At December 31, 2003, RIH held $7.2 million face amount of bonds issued by the CRDA and had $6.1 million on deposit with the CRDA, the majority of which has been pledged for specific projects. The CRDA bonds issued through 2003 have interest rates ranging from 3.5% to 7.0% and have repayment terms of between 20 and 50 years.

CRDA Funds. The CRDA is a public body of the State of New Jersey established pursuant to P.L. 1984, c218, as amended and supplemented (the “CRDA Act”). Resorts has entered into a Credit Agreement with the CRDA pursuant to the CRDA Act for funding pursuant to NJAC 19:65-1.1 et seq. Pursuant to Resolution 97-90, adopted on April 15, 1997, the hotel expansion was determined to be an approved project in accordance with the CRDA Act. As such, through 2008, Resorts will receive funds from the CRDA’s AC Fund and South Jersey Fund of approximately $13.1 million in reimbursement payments for approved invoices resulting from the construction of the hotel tower.

Pursuant to the CRDA Act, funds deposited by Resorts are deposited into several accounts, one of which is the Atlantic City Housing Fund which finances improving Atlantic City housing. As a result of recent appropriations from this dedicated account, in 2002 Resorts has received a lump sum payment of $1.5 million representing Resorts’ share of donations made to the Atlantic City Housing Fund. Resorts is utilizing these funds for the hotel expansion project as they are not restricted to housing use.

Additionally, in exchange for pledging a portion of the proceeds from Resorts’ South Jersey Fund to enhance the credit on recently issued CRDA Bonds, the CRDA has agreed to make an additional amount of up to $1.5 million available to Resorts to fund public improvements, as approved by the CRDA. RIHC intends to dedicate these funds, as approved by the CRDA, to public improvement in and around the hotel expansion project.

Item 2. Properties.

Casino, Hotel and Related Properties. RIHC’s core real estate assets consist of developed land and land available for development in Atlantic City which RIHC either owns or leases.

Land used in the operation of the casino hotel consists of approximately 11.0 acres and is owned in fee simple, except for approximately 1.2 acres of the Resorts site which are leased pursuant to four ground leases expiring from 2056 through 2067. The 11.0 acres include approximately 6.0 acres under the Resorts building complex, approximately 3.5 acres of parking lots available for future expansion and approximately 1.0 acre in front of the casino hotel which is utilized for patron valet and related services.

RIHC also owns an approximate 5.5 acre Atlantic Ocean pier site, 2.0 acres of which contained the former Steeplechase Pier. The pier has been removed and RIHC possesses current federal and state permits to construct a new pier on a portion of the 5.5 acre site, although no decision has been made at this time to develop this location. Atlantic City amended its zoning ordinances to permit casinos, hotel rooms and ancillary amusements on five of the City’s pier sites, including this site.

In conjunction with the purchase of RIH from KINA in April 2001 by CRH and RIHC, CRH obtained an option to purchase approximately 10.0 acres of real property immediately adjacent to the Resorts site and approximately 2.0 acres of real property located in the Atlantic City metropolitan area, pursuant to the Option Agreement for a total purchase price of $40.0 million. Portions of the Option Land are zoned for casino hotel use and are available for future expansion. Some of the property was leased from KINA by RIH for use as a surface parking lot under a lease agreement with terms running contemporaneous with the terms of the Option Agreement. In January 2004, CRH announced that it had reached agreement with KINA to acquire the Option Land, subject to the approval of the New Jersey Casino Control Commission, which approval was received on March 17, 2004. See “Item 1-Business: Option Land”.

Other Properties. RIHC also owns land adjacent to Delaware Avenue in Atlantic City, a portion of which is utilized for a warehouse operation servicing Resorts.

Mortgaged Properties. All property currently held or leased by RIHC is mortgaged for the benefit of Bankers Trust Company as collateral for RIHC’s $180.0 million aggregate principal amount of 11 1/2% First Mortgage Notes due 2009.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

No established public trading market exists for either CRH’s or RIHC’s common equity. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in either of CRH’s or RIHC’s common equity.

As of March 29, 2004, CRH has two holders of record of each of its class A common stock, par value $.01 per share, and class B common stock, par value $.01 per share. RIHC is a wholly owned subsidiary of CRH.

Neither CRH nor RIHC has ever paid a dividend on its common stock. Certain funds received upon issuance of the First Mortgage Notes were deposited into a construction disbursement account for use in connection with construction of the new hotel tower. Under the terms of the Disbursement Agreement, dated March 22, 2002, funds remaining in the liquidity disbursement account, after the financial statements for the four fiscal quarter period ending December 31, 2004 have been delivered and the required disbursements under the agreement have been made, may be distributed as a dividend to CRH. The Indenture governing the First Mortgage Notes contains restrictions on the payment of dividends or other distributions by RIHC and its restricted subsidiaries. In addition, Section 1.05 of the NJCCA prohibits CRH from paying dividends to any person who is disqualified by the NJCCC.

Item 6. Selected Financial Data.

The following table sets forth the selected financial data of Colony RIH Holdings, Inc. (“CRH”) and its Predecessor, Resorts International Hotel, Inc. (“RIH”) as of and for each of the periods indicated. The selected financial data of RIH as of December 31, 2000 and 1999 and for each of the years then ended are derived from the audited financial statements of our predecessor, RIH. The selected financial data of RIH for the period from January 1, 2001 to April 24, 2001 (pre-acquisition period) are derived from RIH’s financial statements, which have been audited by Ernst & Young LLP. The selected financial data of CRH as of December 31, 2003, 2002, and 2001 and for the years ended December 31, 2003, and 2002, and for the period from April 25, 2001 to December 31, 2001 (post-acquisition period) are derived from CRH’s financial statements, which have been audited by Ernst & Young LLP. Certain amounts in the prior period financial statements have been reclassified to conform to their current period presentation.

	Year Ended December 31,		Period from April 25, 2001 to December 31, 2001	Period from January 1, 2001 to April 24, 2001	Year ended December 31,
	2003	2002			2000	1999
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)
	($ in thousands)
Revenues:
Casino	$230,135	$259,208	$168,687	$72,417	$235,827	$221,016
Lodging	11,163	13,031	10,083	3,996	16,412	15,161
Food and beverage	22,079	24,649	17,880	6,977	26,039	25,512
Other	6,496	6,488	4,169	1,523	4,973	8,076
Less: promotional allowances	(54,426)	(66,664)	(42,564)	(17,995)	(62,993)	(63,474)

Total net revenues	215,447	236,712	158,255	66,918	220,258	206,291
Costs and Expenses:
Casino	117,156	123,616	84,620	35,987	120,393	115,413
Lodging	1,318	1,672	1,970	913	4,186	2,929
Food and beverage	11,721	12,564	9,228	3,639	14,716	15,401
Other operating	25,686	25,557	16,683	8,292	25,667	28,762
Selling, general and administrative	30,983	36,769	21,526	10,492	37,522	35,375
Depreciation and amortization	9,993	10,160	5,412	5,325	17,034	16,737
Pre-opening	—	—	—	—	—	5,398

Total costs and expenses	196,857	210,338	139,439	64,648	219,518	220,015
Operating income (loss)	18,590	26,374	18,816	2,270	740	(13,724)
Interest expense, net	(17,838)	(17,104)	(5,625)	(7,163)	(23,146)	(19,639)
Other income (expense)	(281)	182	(408)	—	—	—
Loss on extinguishment of debt	—	(3,378)	—	—	—	—

Income (loss) before income taxes	471	6,074	12,783	(4,893)	(22,406)	(33,363)
Provision for income taxes	1,727	3,197	5,046	—	—	—

Net income (loss)	$(1,256)	$2,877	$7,737	$(4,893)	$(22,406)	$(33,363)

	December 31,
	2003	2002	2001	2000	1999
	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	($ in thousands)
Balance Sheet Data:
Cash and cash equivalents	$28,417	$32,989	$15,363	$21,453	$14,541
Total assets	302,686	309,354	179,144	410,971	417,251
Long-term debt, net	183,281	183,008	88,502	278,337	272,374
Stockholders’ equity	83,156	84,435	48,429	57,495	79,901

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The financial information contained in “Results of Operations” and “Liquidity” provides a comparison of the combination of CRH and RIH in 2003 and 2002 to that of RIH in 2001. CRH is a successor company to RIH and accordingly is on a different basis of accounting than RIH; however, management believes amounts included in revenue and certain costs and expenses are comparable.

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

Executive Overview

CRH was formed at the direction of Colony Investors IV, L.P. (“Colony IV”), an affiliate of Colony Capital, LLC (“Colony Capital”) of Los Angeles, California, on March 7, 2001. CRH is owned by Colony IV, Colony RIH Voteco, LLC (“Voteco”), another affiliate of Colony Capital, and Nicholas L. Ribis, a Director and executive officer of both CRH and RIHC. RIHC is a wholly-owned subsidiary of CRH and was formed at the direction of Colony IV on October 24, 2000. RIH is RIHC’s wholly-owned subsidiary. RIH owns and operates Resorts Atlantic City, a casino hotel in Atlantic City, New Jersey.

Several significant events have affected the operating results of Resorts since 1999. Prior to RIHC’s purchase of Resorts in April 2001, KINA implemented a substantial renovation of the Ocean Tower, casino floor, hotel porte cochere and lobby area. The renovation adversely impacted gaming operations for much of 1999 as large portions of the gaming floor were closed during the renovation period from February 1999 through June 1999. Although the renovation significantly improved the facility’s appearance and functionality, several factors relating to the renovation, such as the decommissioning of gaming space, adversely impacted Resorts’ performance in 1999. KINA was only partially successful in regaining the customers lost during this period. KINA also raised slot hold percentages well above Atlantic City market averages during this period which, when combined with unfocused marketing, resulted in a significant drop in overall slot revenue.

The current management team joined Resorts in February 2000 and subsequently put into practice a number of successful initiatives that took effect between six and twelve months after their implementation. Such initiatives included: shifting marketing focus to mid-level slot customers and mid- to high-level table game customers, completely reengineering the customer database, lowering slot hold percentages to market norms, implementing direct marketing programs and a new slot club, discontinuing several unsuccessful promotions, adding a new bus center and expanding the gaming floor. The results of such initiatives are reflected in the significant improvement in the Company’s operating results beginning in the third quarter of 2000.

On September 4, 2002, CRH decommissioned the 166-room Atlantic City Tower in anticipation of beginning construction in November 2002 of a 27-story hotel tower on the same site. The expansion will add approximately 400 hotel rooms and suites, 25,000 square feet of additional gaming space, 781 slot machines and 12 table games as compared to December 31, 2003 levels. In addition, the expansion plans include the relocation and expansion of the hotel lobby and porte cochere. The expansion is budgeted to cost approximately $115.5 million and is expected to be completed by the end of the second quarter of 2004.

Although significant improvement was reflected in the Company’s operating results beginning in the third quarter of 2000 and continuing through the end of 2002, operating results for 2003 were unfavorably impacted by many factors, most notably the disruption resulting from the current hotel expansion project and the resulting loss of hotel rooms and gaming capacity during the construction. Management anticipates that the opening of the hotel expansion in mid-2004 will have a positive impact on operating results in the coming year, and are focusing current efforts on positioning the Company to capitalize on that impact.

Key Performance Indicators

The Companies generate the majority of their net revenues from gaming operations, therefore many of the key performance indicators that management uses to manage its business are related to the casino. The key indicators related to gaming revenue are as follows:

•	Table games drop (the dollar amount of chips purchased) and slot handle (the dollar amounts wagered in slot machines), which are indicators of volume;

•	The hold percentage (the percentage of win to drop or handle); Resorts’ typical table games hold percentage is in the range of 15% to 17% of table games drop, and its typical slot hold percentage is in the range of 7% to 8% of slot handle.

Key performance indicators related to non-gaming revenues include hotel occupancy, an indicator of volume in the hotel, and restaurant covers (number of meals served), also a volume indicator.

The Company also considers “EBITDA” to be a key indicator of its performance. EBITDA, as further defined in the indenture governing the First Mortgage Notes (the “Indenture”), represents the Company’s earnings before interest expense, taxes, depreciation and amortization costs, pre-opening costs incurred in connection with the Hotel Expansion, and other non-cash items. Management believes that EBITDA is a commonly used measure of performance in the gaming industry, and uses it as the primary measurement in evaluating management’s operating performance. EBITDA should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles, or “GAAP”) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with GAAP. All companies do not calculate EBITDA in the same manner. The following table reflects a reconciliation of EBITDA, as defined in the Indenture, to net income as determined in accordance with GAAP for the periods noted:

	Year ended December 31,
	2003	2002	2001
	($ in thousands)
Net income (loss)	$(1,256)	$2,877	$2,844
Add:
Interest expense	19,133	19,055	13,892
Provision for income taxes	1,727	3,197	5,046
Depreciation and amortization	9,993	10,160	10,737
Pre-opening expense	—	—	—
Non-cash value of stock compensation	(23)	(182)	88
Loss on disposal of assets	61	—	—
Loss on extinguishment of debt	—	3,378	—

EBITDA	$29,635	$38,485	$32,607

Operating Results

Various events have had a significant impact on Resorts’ operations over the last three years. The most notable of these are as follows:

•	The successful marketing programs and practices put into place in 2000 by the current management team, the results of which were reflected in the improvement in operating results beginning in late 2000 and continuing through 2002;

•	The decommissioning of the 166-room Atlantic City Tower in September 2002 in preparation for the construction of the new 27-story hotel tower. The loss of hotel rooms and associated decrease in gaming space had a significant negative impact on operations during 2003;

•	Certain regional and national events, including severe weather conditions, the war in Iraq, and the general economic conditions have impacted results during 2003; and

•	In the longer term, the opening of the Borgata casino is expected to have a positive impact on the Atlantic City gaming industry by increasing the number of visitor trips and improving the quality of visitors coming to the city; however, in the short term the opening of Borgata in July 2003 had a negative impact on other Atlantic City casinos, including Resorts, as visitors were anxious to see the city’s newest attraction.

Revenues

The following table presents the detail of the Companies’ net revenues for the periods noted:

	Year ended December 31,
	2003	% change	2002	% change	2001
	($ in thousands)
Casino revenues:
Slots	$170,307	(8.7)%	$186,610	9.3%	$170,671
Table games	58,307	(16.6)%	69,908	3.8%	67,374
Other	1,521	(43.5)%	2,690	(12.1)%	3,059

Total casino revenues	230,135	(11.2)%	259,208	7.5%	241,104
Non-casino revenue:
Food and beverage	22,079	(10.4)%	24,649	(0.8)%	24,857
Lodging	11,163	(14.3)%	13,031	(7.4)%	14,079
Entertainment, retail and other	6,496	0.1%	6,488	14.0%	5,692

Total non-casino revenues	39,738	(10.0)%	44,168	(1.0)%	44,628
Less: promotional allowances	(54,426)	18.4%	(66,664)	(10.1)%	(60,559)

Total net revenues	$215,447	(9.0)%	$236,712	5.1%	$225,173

The decrease in slot revenues in 2003 was due to a $295.5 million (11.9%) decrease in slot handle to $2,193.8 million from $2,489.3 million in 2002, while the 2003 net slot hold increased to 7.8% from the 2002 net slot hold of 7.5%. The decrease in slot handle was a direct result of the loss of hotel rooms, on-going construction, and the impact of the opening of the Borgata.

The increase in slot revenues in 2002 was due to a $318.0 million (14.6%) increase in slot handle to $2,489.3 million from $2,171.3 million in 2001, while the 2002 net slot hold decreased to 7.5% from the 2001 net slot hold of 7.9%. In 2002, Resorts benefited from the continuation of its effective marketing programs commenced in 2001 and from new marketing initiatives started in 2002. The decline in the net slot hold was deliberately initiated to allow Resorts to maintain its competitive position within the Atlantic City market.

The decrease in table games revenues in 2003 was due to a $47.5 million (11.0%) decrease in table games drop to $384.4 million from $431.9 million in 2002, along with a 2003 table games hold decrease to 15.2% from 16.2% in 2002. The decrease in table drop was a direct result of the loss of hotel rooms, on-going construction, and the impact of the opening of the Borgata.

The increase in table games revenues in 2002 was due to an increase in the tables games hold to 16.2% from 15.0% in 2001, while 2002 table games drop decreased $17.9 million (4.0%) to $431.9 million from $449.8 million in 2001.

The decreases in other gaming revenues in 2003 and 2002 was due to the relocation and subsequent reduction in the size of Resorts’ simulcast room in August 2002 in preparation for the commencement of the Hotel Expansion Project.

The decrease in food and beverage revenues in 2003 was due to a 10.3% decrease in restaurant covers to 1.31 million covers from 1.46 million covers in 2002 as a result of reduced volumes throughout the property.

The decrease in lodging revenues in 2003 was a result of the loss of hotel rooms as part of the Hotel Expansion Project. Resorts had a 17.8% decrease in available rooms and, subsequently, a 15.3% decrease in occupied rooms. Resorts’ occupancy increased to 94.6% with an average daily room rate of $68.29 in 2003 from occupancy of 91.8% with an average daily room rate of $67.56 in 2002.

The decrease in lodging revenues in 2002 was also affected by the loss of hotel rooms in September 2002 as part of the Hotel Expansion Project. Resorts had a 8.3% decrease in available rooms and, subsequently, a 5.4% decrease in occupied rooms. Resorts’ occupancy increased to 91.8% with an average daily room rate of $67.56 in 2002 from occupancy of 89.0% with an average daily room rate of $69.01 in 2001.

The increase in entertainment, retail, and other revenue in 2002 was due to the offering of more headliner acts targeted to our gaming patron and increased retail revenues due to Resorts assuming the operation of the gift shop in February 2002, which had previously been outsourced.

Promotional allowances are expenses incurred by Resorts for complimentary services (goods and services provided free of charge to gaming patrons) and cash incentives given to gaming patrons. The largest change in expense in 2003 was for cash incentives earned by slot machine patrons which accounted for a $9.3 million (34.5%) decrease, attributable to the decreased volume of slot machine play. Also contributing to the 2003 decrease were a $1.3 million (9.4%) decrease in food and beverage complimentaries and a $1.3 million (11.6%) decrease in lodging complimentaries, both related to reduced volume throughout the property.

Operating Results

The following table presents the detail of the Companies’ operating results for the periods noted:

	Year ended December 31,
	2003	% change	2002	% change	2001
	($ in thousands)
Total net revenues	$215,447	(9.0)%	$236,712	5.1%	$225,173
Costs and expenses:
Casino and hotel operations	155,881	(4.6)%	163,409	1.3%	161,332
Selling, general and administrative	30,983	(15.7)%	36,769	14.8%	32,018
Depreciation and amortization	9,993	(1.6)%	10,160	(5.4)%	10,737

Total costs and expenses	196,857	(6.4)%	210,338	3.1%	204,087

Income from operations	$18,590	(29.5)%	$26,374	25.1%	$21,086

The on-going Hotel Expansion Project during 2003 contributed to decreased volumes throughout the property. As a result, revenues decreased in almost every category, but costs and expenses also decreased in almost every category. The largest reduction in expenses in 2003 was a 7.4% decrease in labor and related charges, which represent approximately half of the casino, hotel, and selling, general, and administrative charges. Management continuously monitored and reduced staffing levels in response to the declines in business in order to offset the reductions in revenues.

Also contributing to the expense reductions were reductions in gaming fees and taxes (10.5%) due to reduced gaming revenues, promotional expenses (12.1%) due to reduced volumes and decreased real estate taxes (6.5%) due to the loss of the hotel tower.

Non-Operating Results

The following table presents information related to the Companies’ non-operating income and expenses for the periods noted:

	Year ended December 31,
	2003	2002	2001
	($ in thousands)
Interest income	$1,295	$1,951	$1,104

Interest expense:
Total interest cost	$22,755	$19,484	$13,910
Less: capitalized interest	(3,622)	(429)	(18)

Interest expense, net	$19,133	$19,055	$13,892

Other income (expense)	$281	$(182)	$408

Loss on extinguishment of debt	$—	$3,378	$—

The change in interest income is related to the change in Resorts’ restricted cash balance for the Hotel Expansion Project. Resorts received an influx of cash with the sale of the First Mortgage Notes on March 22, 2002. From the proceeds of the sale of the First Mortgage Notes, $89.4 million was deposited in a construction disbursement account for use in construction of the hotel tower. In addition, $10.0 million of the restricted cash was deposited in a liquidity disbursement account to be used for working capital in the event RIHC’s Consolidated EBITDA, as defined in the First Mortgage Notes Indenture, for any four fiscal quarters ending on or prior to December 31, 2004, is less than $28 million. Draws on the construction disbursement account since that time have decreased the restricted cash balance to $50.4 million as of December 31, 2003.

The increase in interest expense in 2003 is due to a full year of interest expense following the sale of the First Mortgage Notes on March 22, 2002, offset by higher capitalized interest. The increase in 2002 is also due to the sale of the First Mortgage Notes which increased the Companies’ long-term debt to $183.0 million, at December 31, 2002 compared to $88.5 million at December 31, 2001.

The loss on extinguishment of debt recorded in 2002 includes a $2.3 million write-off of deferred debt issuance costs and a $1.1 million prepayment penalty resulting from the repayment of the Credit Facility.

Income Taxes

The following table presents information related to the Companies’ income tax expense for the periods noted:

	Year ended December 31,
	2003	2002	2001
	($ in thousands)
Federal income tax	$648	$2,250	$5,046
NJ state income tax	904	947	—
NJ Casino net profits tax	175	—	—

Total income tax expense	$1,727	$3,197	$5,046

On June 30, 2003, the State of New Jersey amended the Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licenses in calendar year 2002, payable in the state’s fiscal years 2004 though 2006. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $350,000 annually. For the year ended December 31, 2003, the company recorded a provision of $175,000 for this tax.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. This tax was retroactive to January 1, 2002

At December 31, 2003, the Company has a state net operating loss carryforward of approximately $144.9 million. The carryforward will expire as follows: 2005, $32.8 million; 2006, $2.4 million; 2007, $40.2 million; 2008, $20.7 million; and 2009, $48.8 million. The Company has reported a full valuation allowance against the carryforward because it does not expect to realize the tax benefit.

Liquidity and Capital Resources

The Companies’ cash flows consisted of the following:

	Year ended December 31,
	2003	2002	2001
	($ in thousands)
Net cash provided by operations	$4,056	$27,003	$14,683
Cash flows from investing activities:
Purchases of property and equipment	(53,368)	(21,642)	(12,806)
Purchase (releases) of restricted cash	39,613	(89,971)	—
Purchase of RIH, net of cash acquired	—	—	(97,004)
CRDA refunds (deposits), net	6,168	(1,775)	(2,990)

Net cash used in investing activities	(7,587)	(113,388)	(112,800)
Cash flows from financing activities:
Proceeds of borrowings	—	180,835	92,084
Debt repayments	(979)	(102,400)	(12,251)
Proceeds from issuance of common stock	—	35,000	42,500
Other	(62)	(9,424)	(2,810)

Net cash provided by (used in) financing activities	(1,041)	104,011	119,523
Net increase (decrease) in cash and cash equivalents	$(4,572)	$17,626	$21,406

Cash flows from Operating Activities

The Companies’ year-to-year operating cash flow comparisons are closely related to operating income, since the casino industry is primarily cash-based. Therefore, the reduction in cash flows from operations for 2003 primarily resulted from the reduction in operating income, as previously discussed. In addition, cash interest paid in 2003 was approximately $7.7 million higher than in 2002 as a result of the issuance of the First Mortgage Notes in March 2002.

At December 31, 2003, CRH had cash and cash equivalents of $28.4 million, as compared to $33.0 million at December 31, 2002. Included in this balance at December 31, 2003 is approximately $17.6 million representing cash on hand, which is needed to operate the business.

Cash Flows from Investing Activities

During the year ended December 31, 2003, the Company expended $53.4 million for the purchase of property and equipment, which includes $41.1 million for the construction of the new hotel tower, $3.6 million of capitalized interest related to the construction of the new hotel tower, and $8.7 million for other expenditures, such as the purchase of new slot machines and related equipment, computer upgrades, the relocation of Resorts’ Asian restaurant, and other facility improvements.

During the year ended December 31, 2002, the Company expended $21.6 million for the hotel expansion and other capital improvements and replacements, including purchases of slot machines and related equipment, computer upgrades and facility improvements. Of the total, $12.5 million was expended for the construction of the new hotel tower, which includes $0.4 million of capitalized interest. During the year ended December 31, 2001, the Company expended $12.8 million for capital expenditures, which included the conversion of a closed nightclub into a slot parlor with 257 slot machines, purchases of additional slot machines to maintain a current product offering, normal property maintenance, and pre-development costs for the new hotel tower.

At December 31, 2003, CRH had a restricted cash balance of $50.4 million, which is included in other assets on the Company’s Consolidated Balance Sheet. The restricted cash consists of the unexpended portion of the proceeds of RIHC’s First Mortgage Notes which are to be used to finance the cost to develop, construct, and equip the new hotel tower. In addition, $10.0 million of the restricted cash has been deposited in a liquidity disbursement account to be used for working capital in the event RIHC’s EBITDA, as defined in the First Mortgage Notes Indenture, for any four fiscal quarters ending on or prior to December 31, 2004, is less than $28 million. At the end of the measurement period referred to in the previous sentence, RIHC will be permitted to secure a release of any unutilized amount in the liquidity disbursement account for use in its business or to fund a dividend to CRH to return such unutilized amount to CRH’s stockholders.

The CRDA will reimburse certain costs associated with the hotel tower construction, totaling approximately $13.1 million through 2008. Approximately $9.2 million of these reimbursements were received by CRH in 2003.

Cash Flows from Financing Activities

On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of 11 1/2% First Mortgage Notes at a price of 97.686% yielding $175.8 million. Concurrent with the sale of the notes, CRH issued 17,295 shares of class A common stock at a cash price of $0.0475 per share and 349,992 shares of class B common stock at a price of $100 per share to its existing shareholders resulting in aggregate proceeds of approximately $35.0 million. The proceeds from the sale of the First Mortgage Notes and issuance of stock were used to retire existing debt and are being used to finance the costs associated with the construction of the new hotel tower.

Other Factors Affecting Liquidity

In June 2002, RIH entered into a $20.0 million credit facility, the proceeds of which are to be used for the acquisition of furniture, fixtures, and equipment. RIHC has guaranteed the obligations of RIH under this equipment credit facility. The Companies intend to use $15.0 million of the equipment credit facility to purchase furniture, fixtures, and equipment for the new hotel tower and the expanded gaming facility. The outstanding balance due under this facility at December 31, 2003 was $1.1 million. In November 2002, the Companies also entered into a $10.0 million revolving credit facility, against which a standby letter of credit in the amount of $1.7 million has been issued, leaving an availability of $8.3 million.

In June 2002, the Companies entered into a Thermal Energy Services Agreement (the “Agreement”) with an energy supplier. The initial term of the Agreement is 20 years, renewable at the Companies’ option for two additional five year terms. The Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value is estimated at $6.2 million, for which payments during 2003 were $126,000, including interest, with the total payments over the 20 year initial term estimated at $9.6 million including interest, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year.

Future Developments

In conjunction with the purchase of RIH from KINA in April 2001 by CRH and RIHC, CRH obtained an option to purchase approximately 10.0 acres of real property immediately adjacent to the Resorts site and approximately 2.0 acres of real property located in the Atlantic City metropolitan area, pursuant to an option agreement (“Option Agreement”) for a total purchase price of $40.0 million. Portions of the option property (the “Option Land”) are zoned for casino hotel use and are available for future expansion. Some of the option property was leased from KINA by RIH for use as a surface parking lot under a lease agreement with terms running contemporaneous with the terms of the Option Agreement.

The Option Agreement had a two-year term, which could be extended for two additional one-year terms upon the payment of a $2.5 million extension fee payable upon each extension. The initial term of the Option Agreement was to expire in April 2003. The expiration date of the initial term of the Option Agreement was initially extended to June 15, 2003, as negotiations between the Companies and KINA for the purchase of the Option Land commenced. Subsequently, the expiration date of the initial term was further extended, upon the payment by RIH of one-half of the $2.5 million extension fee.

In January 2004, CRH announced that it had reached agreement with KINA to acquire the Option Land, subject to the approval of the New Jersey Casino Control Commission, which approval was received on March 17, 2004. Following the approval, the Option Land was acquired by RREH on March 18, 2004 in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note will mature immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes which are due March 22, 2009. Interest on the $40 million note will be payable semi-annually, and will be calculated at the following annual rates: 0% through September 2004, 4% from October 2004 through March 2006, 6% from April 2006 through March 2008, and 9% from April 2008 through March 2009. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio (the ratio of Consolidated EBITDA to Fixed Charges, all as further defined in the First Mortgage Notes Indenture) of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed is initially limited to $20 million increasing by $5 million each year.

In conjunction with the option land purchase transaction, the Option Agreement between RIHC and KINA was terminated. With the termination of the Option Agreement, the lease agreement between KINA and RIH converts to a month-to-month fair market value lease. As part of the option land purchase transaction, the lease was amended to be a triple-net lease and was assigned by KINA to RREH. The amended agreement calls for the following payments: a $1.3 million security deposit paid upon closing, offset against lease payments of $205,000 per month through September 2004; $135,833 per month from October 2004 through March 2006; $202,500 per month from April 2006 through March 2008; $302,500 per month from April 2008 through March 2009 and $402,500 per month thereafter. The lease agreement may be terminated by either party upon 30 days notice, with the remaining security deposit refunded to RIH upon termination.

Commitments and Contractual Obligations

The following table summarizes the Companies’ contractual commitments as of December 31, 2003:

	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	($ in thousands)
Long-term debt:
Principal	$180,996	$534	$258	$204	$180,000
Interest	107,888	20,735	41,432	41,408	4,313
Capital leases	9,130	498	996	996	6,640
Operating leases	31,248	3,973	4,131	3,216	19,928
Other obligations:
Construction commitments	50,209	50,209	—	—	—
Purchase obligations	1,778	1,098	240	240	200

	$381,249	$77,047	$47,057	$46,064	$211,081

Construction commitments represent obligations for the construction of the Hotel Expansion, as well as commitments to purchase furniture, fixtures, equipment and other costs related to the Hotel Expansion. Purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding on the Company.

Resorts plans to fund contractual obligations and other estimated spending through operating cash flows and available borrowings under the revolving credit facility. Resorts generated $14.7 million and $27.0 million in cash from operating activities in the two years prior to the start of construction. Management expects operating cash flows to increase beyond those levels with the opening of the new hotel tower in 2004.

Off Balance Sheet Arrangements

The Companies do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Companies’ financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material.

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

Management believes that following are critical accounting estimates:

Allowances for Doubtful Accounts - Casino. Allowances for doubtful accounts arising from casino receivables are based upon a review of specific estimated uncollectible accounts. The methodology used to evaluate uncollectibility of accounts is based on historical collection rates over the past five years, applied based on the aging of the receivable, as well as consideration of other factors, including information related to specific larger accounts, an appraisal of current economic conditions, a change in the character of the receivables, a change in the Company’s collection policy, and the judgment and expertise of management. Management believes that past experience has indicated that the company’s estimates are reasonable.

Cashback Liability. The Company awards incentives to its casino customers, based on their levels of gaming activity, through its “Cashback” marketing program. The incentives awarded are in the form of points which may be redeemed for coin to wager on slot machines. The Company records a liability for outstanding Cashback incentives (those incentives which have been earned, but not yet redeemed by the customer), adjusted for an estimated redemption factor based on historical results. The amount of expense resulting from this marketing program could vary from the liability recorded based on actual redemption rates; however, management believes the historical actual redemptions have been materially consistent with the original estimates.

Litigation/Loss Reserves. Various legal proceedings, considered by management to be ordinary litigation incident to the operation of its business, may be pending at any time against the Company. The Company records a liability for these items, which liability is estimated based on a review and analysis of each individual event, and periodically reviewed for adequacy. Although management estimates that none of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations, no assurances can be given as to the eventual outcome of these issues. Management believes that past experience has indicated that the company’s estimates are reasonable.

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

Long-lived Assets. Management has determined that the Company’s policy associated with its long-lived assets and the related estimates is critical to the preparation of the consolidated financial statements. The Company has a significant investment in longlived property and equipment. Management estimates that the undiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. Management estimates the useful lives for the Company’s assets based on historical experience and the estimates of assets’ commercial lives. Should the actual useful life of a class of assets differ from the estimated useful life, an impairment charge would be recorded. Management reviews useful lives and obsolescence and assesses commercial viability of the Company’s assets periodically.

Adoption of Recent Accounting Pronouncements

Effective January 1, 2003, the company adopted the Financial Accounting Standards Board’s (“FASB”) interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebteness of Others, an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under the guarantee. In addition, FIN 45 requires disclosures about the guarantee that an entity has issued, including a roll-forward of the entity’s product warranty liabilities. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. Adoption of this interpretation had no material impact on the company’s consolidated financial position, consolidated results of operation, or liquidity.

Pending Adoption of Accounting Standard

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise ( the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support form other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, The FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities (“SPEs”) created prior to February 1, 2003- the company must apply either the provision of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003- the company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003- the provision of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the company’s consolidated financial position, consolidated results of operations, or liquidity. The company is currently evaluating the impact of adopting FIN 46-R applicable to Non-SPEs created prior to February 1, 2003 but does not expect a material impact.

Quarterly Results of Operations

The following table sets forth certain unaudited financial information on a quarterly basis:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	($ in thousands)
2003
Revenues	$52,317	$58,801	$60,295	$44,034
Operating income (loss)	2,381	7,621	10,386	(1,798)
Net income (loss)	$(2,082)	$1,641	$3,502	$(4,317)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	($ in thousands)
2002
Revenues	$57,433	$62,131	$65,308	$51,840
Operating income (loss)	5,894	9,566	10,880	34
Net income (loss)	$(18)	$2,761	$2,713	$(2,579)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company has exposure to interest rate risk from its short-term and long-term debt. In general, the company’s long-term debt is fixed rate. See Note 8 of the Notes to the Consolidated Financial Statements of CRH for components of the Company’s long term debt. The Company believes that the market risk from changes in interest rates would not be material to the fair value of these financial instruments, or the related cash flows, or future results of operations.

Item 8. Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Colony RIH Holdings, Inc.

Report of Independent Auditors	28

Consolidated Balance Sheets at December 31, 2003 and 2002	29

Consolidated Statements of Operations for the years ended December 31, 2003 and 2002, and for the period from April 25, 2001 to December 31, 2001 and the period from January 1, 2001 to April 24, 2001 (Predecessor)	30

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002, and for the period from April 25, 2001 to December 31, 2001 and the period from January 1, 2001 to April 24, 2001 (Predecessor)	31

Consolidated Statements of Changes of Shareholders’ Equity for the years ended December 31, 2003 and 2002, and for the period from April 25, 2001 to December 31, 2001 and the period from January 1, 2001 to April 24, 2001 (Predecessor)	33

Notes to Consolidated Financial Statements	34

Financial Statement Schedule—Schedule II Valuation and Qualifying Accounts	46

Resorts International Hotel and Casino, Inc.

Report of Independent Auditors	47

Consolidated Balance Sheets at December 31, 2003 and 2002	48

Consolidated Statements of Operations for the years ended December 31, 2003 and 2002, and for the period from April 25, 2001 to December 31, 2001 and the period from January 1, 2001 to April 24, 2001 (Predecessor)	49

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002, and for the period From April 25, 2001 to December 31, 2001 and the period from January 1, 2001 to April 24, 2001 (Predecessor)	50

Consolidated Statements of Changes of Shareholder’s Equity for the years ended December 31, 2003 and 2002, and for the period from April 25, 2001 to December 31, 2001 and the period from January 1, 2001 to April 24, 2001 (Predecessor)	52

Notes to Consolidated Financial Statements	53

Financial Statement Schedule—Schedule II Valuation and Qualifying Accounts	64

All other schedules called for under Regulation S-X are not submitted because they are not applicable, not required, or because the required information is not material, or is included in the financial statements or notes thereto.

Report of Independent Auditors

Board of Directors

Colony RIH Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Colony RIH Holdings, Inc. (“the Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2003 and 2002 and for the period from April 25, 2001 to December 31, 2001 (post-acquisition period) and the consolidated statements of operations, cash flows, and shareholder’s equity of Resorts International Hotel, Inc. (Predecessor) for the period from January 1, 2001 to April 24, 2001 (pre-acquisition period). Our audits also included the financial statement schedule listed in the Index to Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colony RIH Holdings, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and the period from April 25, 2001 to December 31, 2001 in conformity with accounting principles generally accepted in the United States. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of Resorts International Hotel, Inc. for the pre-acquisition period from January 1, 2001 to April 24, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

January 30, 2004, except for Note 14

    as to which the date is March 18, 2004

COLONY RIH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$28,417	$32,989
Receivables, net	5,175	5,098
Inventories	1,503	1,290
Prepaid expenses and other current assets	2,766	3,338
Deferred income taxes	4,294	4,374

Total current assets	42,155	47,089
Property and equipment, net	189,609	145,841
Other assets (including $50,358 and $89,971 of restricted cash and cash equivalents in 2003 and 2002, respectively	70,922	116,424

Total assets	$302,686	$309,354

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$846	$1,004
Accounts payable	3,390	5,563
Accrued interest payable	6,038	6,038
Accrued expenses and other current liabilities	16,509	20,778

Total current liabilities	26,783	33,383
Long-term debt, less current portion	183,281	183,008
Deferred income taxes	5,591	4,653
Redeemable common stock	3,875	3,875

Total liabilities	219,530	224,919
Shareholders’ equity
Common stock:
Class A—$.01 par value, 900,000 shares authorized, 38,295 shares issued and outstanding	—	—
Class B—$.01 par value, 800,000 shares authorized, 774,982 shares issued and outstanding	8	8
Capital in excess of par	73,790	73,813
Retained earnings	9,358	10,614

Total shareholders’ equity	83,156	84,435

Total liabilities and shareholders’ equity	$302,686	$309,354

See accompanying notes.

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year ended December 31, 2003	Year ended December 31, 2002	Period from April 25, 2001 to December 31, 2001	Period from January 1, 2001 to April 24, 2001
	(Successor)	(Successor)	(Successor)	(Predecessor)
Revenue:
Casino	$230,135	$259,208	$168,687	$72,417
Lodging	11,163	13,031	10,083	3,996
Food and beverage	22,079	24,649	17,880	6,977
Other	6,496	6,488	4,169	1,523
Less: promotional allowances	(54,426)	(66,664)	(42,564)	(17,995)

Total net revenue	215,447	236,712	158,255	66,918

Costs and expenses:
Casino	117,156	123,616	84,620	35,987
Lodging	1,318	1,672	1,970	913
Food and beverage	11,721	12,564	9,228	3,639
Other operating	25,686	25,557	16,683	8,292
Selling, general, and administrative	30,983	36,769	21,526	10,492
Depreciation and amortization	9,993	10,160	5,412	5,325

Total costs and expenses	196,857	210,338	139,439	64,648

Income from operations	18,590	26,374	18,816	2,270

Interest income	1,295	1,951	594	510
Interest expense	(19,133)	(19,055)	(6,219)	(7,673)
Other income (expense)	(281)	182	(408)	—
Loss on extinguishment of debt	—	(3,378)	—	—

Income (loss) before income taxes	471	6,074	12,783	(4,893)

Provision for income taxes	1,727	3,197	5,046	—

Net income (loss)	$(1,256)	$2,877	$7,737	$(4,893)

See accompanying notes.

COLONY RIH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31, 2003	Year ended December 31, 2002	Period from April 25, 2001 to December 31, 2001	Period from January 1, 2001 to April 24, 2001
	(Successor)	(Successor)	(Successor)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,256)	$2,877	$7,737	$(4,893)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt	—	3,378	—	—
Depreciation and amortization	12,273	9,614	4,752	5,038
Amortization of debt premiums, discounts and issuance costs	1,733	1,397	340	203
Provision for doubtful receivables	468	1,305	1,038	517
Provision for discount on CRDA obligations, net of amortization	(2,280)	551	660	287
Deferred income taxes	1,017	1,455	(784)	—
Paid in kind interest on Seller Note	—	—	518	—
Other	38	(182)	88	—
Changes in operating assets and liabilities:
Net (increase) decrease in receivables	(545)	1,870	(2,407)	684
Net (increase) decrease in inventories and prepaid expenses and other current assets	360	(426)	1,515	(1,600)
Net (increase) decrease in deferred charges and other assets	(1,309)	1,083	(1,218)	65
Net increase (decrease) in accounts payable and accrued expense	(6,321)	(680)	(6,394)	2,837
Net increase in interest payable	—	4,761	—	5,700

Net cash provided by operating activities	4,178	27,003	5,845	8,838

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases (releases) of cash and cash equivalents – restricted	39,613	(89,971)	—	—
Purchases of property and equipment	(53,490)	(21,642)	(11,577)	(1,229)
CRDA deposits	(3,021)	(3,267)	(1,658)	(1,332)
CRDA refunds	9,189	1,492	—	—
Purchase of RIH, net of cash acquired	—	—	(97,004)	—

Net cash used in investing activities	(7,709)	(113,388)	(110,239)	(2,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings	—	180,835	92,084	—
Payments to secure borrowings	(62)	(8,432)	(2,810)	—
Proceeds from the issuance of common stock	—	33,250	40,375	—
Proceeds from the issuance of redeemable common stock	—	1,750	2,125	—
Other	—	102	—	—
Prepayment penalty on long-term debt	—	(1,094)	—	—
Debt repayments	(979)	(102,400)	(12,017)	(234)

Net cash provided by (used in) financing activities	(1,041)	104,011	119,757	(234)

Net increase (decrease) in cash and cash equivalents	(4,572)	17,626	15,363	6,043
Cash and cash equivalents at beginning of period	32,989	15,363	—	21,453

Cash and cash equivalents at end of period	$28,417	$32,989	$15,363	$27,496

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$21,023	$13,318	$4,621	$8
Income taxes paid, net of refunds	(609)	4,350	4,525	—
Non-cash investment and financing transactions:
Obligations incurred for the purchase of property and equipment	645	—	—	—
Property and equipment acquired under capital lease obligations	—	6,530	299	—
Note payable issued in connection with Acquisition	—	—	17,500	—

See accompanying notes.

COLONY RIH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Capital in Excess of Par	Retained Earnings Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
PREDECESSOR:
Balance at December 31, 2000	$1,000	$123,660	$(67,165)	$—	$57,495
Net loss for the period from January 1, 2001 to April 24, 2001	—	—	(4,893)	—	(4,893)

Balance at April 24, 2001	$1,000	$123,660	$(72,058)	$—	$52,602

SUCCESSOR:
Issuance of common stock to acquire RIH	$4	$40,371	$—	$—	$40,375
Stock options granted to employees and consultants	—	379	—	—	379
Other	—	—	(213)	—	(213)
Net income from April 25, 2001 to December 31, 2001	—	—	7,737	—	7,737
Increase in fair value of hedges	—	—	—	151	151

Comprehensive income	—	—	—	—	7,888

Balance at December 31, 2001	4	40,750	7,524	151	48,429

Issuance of common stock	4	33,246	—	—	33,250
Other	—	—	213	—	213
Change in value of stock options granted to employees and consultants	—	(183)	—	—	(183)
Net income	—	—	2,877	—	2,877
Termination of fair value hedge	—	—	—	(151)	(151)

Comprehensive income	—	—	—	—	2,726

Balance at December 31, 2002	8	73,813	10,614	—	84,435

Change in value of stock options granted to employees and consultants	—	(23)	—	—	(23)
Net loss	—	—	(1,256)	—	(1,256)

Balance at December 31, 2003	$8	$73,790	$9,358	$—	$83,156

See accompanying notes.

COLONY RIH HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Consolidation

Colony RIH Holdings, Inc., a Delaware corporation (“CRH”, the “Company”, or the “Successor”), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc., also a Delaware corporation (“RIHC”). RIHC, through its wholly-owned subsidiary, Resorts International Hotel, Inc., a New Jersey corporation (“RIH”, or the “Predecessor”), owns and operates Resorts Atlantic City, a casino/hotel located in Atlantic City, NJ. On April 1, 2003, Resorts Real Estate Holdings, Inc. (“RREH”) was formed as a wholly-owned subsidiary of CRH. RREH, which was incorporated as a New Jersey Corporation, was formed to acquire certain land. RREH had no substantive business operations prior to January 2004 (see note 14). Colony RIH Holdings, Inc., Resorts International Hotel and Casino, Inc., and Resorts International Hotels, Inc. are referred to collectively as “The Companies”.

CRH was formed at the direction of Colony Investors IV, L.P. (“Colony IV”), a Delaware limited partnership, under the laws of the State of Delaware on March 7, 2001. RIHC was formed at the direction of Colony IV on October 24, 2000.

RIHC, Kerzner International North America, Inc., a Delaware corporation (“KINA”), formerly Sun International North America, Inc., and GGRI, Inc., a Delaware corporation (“GGRI”), entered into a purchase agreement, dated October 30, 2000, as amended (the “Purchase Agreement”). Pursuant to the Purchase Agreement, RIHC acquired all of the capital stock of RIH, the Warehouse Assets (as defined in the Purchase Agreement) and all of the capital stock of New Pier Operating Company, Inc. (“New Pier”), a New Jersey corporation (collectively, the “Acquisition”) on April 25, 2001 for approximately $144.8 million.

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

Cash Equivalents

Short-term money market securities purchased with original maturities of three months or less are considered to be cash equivalents. These securities are classified as available-for-sale, which are carried at fair value with unrealized gains and losses, net of tax, reported in other comprehensive income. The carrying value of cash equivalents approximates fair value due to the short-term maturity of these instruments.

Inventories

Inventories of provisions, supplies and spare parts are valued at the lower of cost (first-in, first-out) or market.

2. Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives reported below using the straight-line method. Interest costs incurred during the construction period are capitalized in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Costs.” Interest cost of $3.6 million and $429,000 was capitalized for the years ended December 31, 2003 and 2002, respectively.

Hotels and other buildings	35 – 40 years
Furniture fixtures and equipment	2 – 5 years

The provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long- Lived Assets” requires, among other things, that an entity review its long-lived assets and certain intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 144 requires an impairment loss to be recognized only if the carrying amounts of long-lived assets to be held and used are not recoverable from their expected undiscounted future cash flows. There was no impairment recognized for the periods presented.

Goodwill

Goodwill for the Predecessor was amortized on a straight-line basis over 40 years. Amortization of goodwill included in the accompanying statements of operations amounted to $836,000 in the 2001 Predecessor period.

Income Taxes

Prior to the Acquisition discussed in Note 1, RIH’s taxable income (loss) was included in the consolidated Federal income tax returns of KINA. Although RIH was a member of a consolidated group for Federal income tax purposes, RIH calculated its income tax provision on a separate return basis for financial reporting purposes.

CRH follows the provisions of SFAS No. 109, “Accounting for Income Taxes”. Accordingly, deferred tax assets and liabilities are calculated as the difference between the financial statement carrying amounts and tax bases of assets and liabilities. These differences are affected by the tax rate for the year in which they are expected to be recovered or settled. A valuation allowance is recognized, if necessary, to account for the likelihood that these differences will not be realized in the future. Note 11 further addresses the components of the deferred tax assets and liabilities.

Revenue Recognition

Gaming revenue is recorded as the net win from gaming activities, which represents the difference between amounts wagered and amounts won by patrons. Revenues from hotel and related services and from theater ticket sales are recognized at the time the related service is performed.

2. Summary of Significant Accounting Policies (continued)

Promotional Allowances

The retail value of hotel accommodations, food, beverage and other services provided to customers without charge is included in gross revenues and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows (in thousands):

	Year ended December 31,		Period from April 25, 2001 to December 31, 2001	Period from January 1, 2001 to April 24, 2001
	2003	2002
	(Successor)	(Successor)	(Successor)	(Predecessor)
Rooms	$10,363	$10,277	$6,646	$2,760
Food and beverage	15,729	16,386	11,355	4,823
Entertainment and other	3,390	3,224	2,084	949

	$29,482	$29,887	$20,085	$8,532

Cash discounts based upon a negotiated amount with each customer are recognized as a promotional allowance on the date the related revenues is recorded. Cash-back awards given to a customer based upon earning points for future awards are accrued as the customer earns the points. The amount is recorded as a promotional allowance in the statement of operations. When estimating the amount of the accrual, the Company calculates a redemption rate based on historical redemption rates.

The Company offers other incentive programs. These are gifts and other promotional items, the type and distribution of which are predetermined by management. Since these awards are not cash awards, the Company records them as gaming expenses in the statement of operations. Such amounts are expensed on the date the award can be utilized by the customer.

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

2. Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

Effective January 1, 2003, the Company adopted the Financial Accounting Standards Board’s (“FASB”) interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebteness of Others, an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under the guarantee. In addition, FIN 45 requires disclosures about the guarantee that an entity has issued, including a roll-forward of the entity’s product warranty liabilities. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. Adoption of this interpretation had no material impact on the Company’s consolidated financial position, consolidated results of operation, or liquidity.

In January 2003, the FASB issued interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise ( the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support form other parties. In addition, FIN 46 requires that the primary beneficiary, as well s all other enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, The FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities (“SPEs”) created prior to February 1, 2003- the company must apply either the provision of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003- the company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003- the provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity. The Company is currently evaluating the impact of adopting FIN 46-R applicable to non-SPEs created prior to February 1, 2003 but does not expect a material impact.

3. Acquisition

RIHC, KINA, and GGRI entered into the Purchase Agreement on October 30, 2000. Pursuant to the Purchase Agreement, RIHC acquired all of the capital stock of RIH, the Warehouse Assets (as defined in the Purchase Agreement) and all of the capital stock of New Pier Operating Company, Inc., a New Jersey corporation (collectively, the “Acquisition”) on April 25, 2001 for approximately $144.8 million.

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

CRH financed the Acquisition and paid related fees and expenses with: (i) proceeds of $42.5 million from the issuance of common stock, (ii) a $17.5 million note issued by CRH to KINA (the “Seller Note”), (iii) borrowings by RIHC, guaranteed by CRH under a $90 million credit agreement (the “Credit Facility”) and (iv) RIH’s available cash.

Prior to the Acquisition, CRH conducted no business other than in connection with the Purchase Agreement and the Credit Facility.

3. Acquisition (continued)

In connection with the Acquisition for approximately $144.8 million, CRH acquired assets with a fair value of $173.9 million and assumed liabilities of $29.1 million.

The pro forma unaudited results of operations for the year ended December 31, 2001, assuming consummation of the Acquisition and issuance of CRH’s common stock, Seller Note and Credit Facility as of the beginning of 2001 is as follows (in thousands):

Year ended December 31, 2001
Total net revenues	$225,173
Net income	$8,616

4. Receivables

Components of receivables were as follows at December 31 (in thousands):

	2003	2002
Gaming	$5,733	$8,135
Less: allowance for doubtful accounts	(2,010)	(4,161)

	3,723	3,974
Non-gaming:
Hotel and related	320	282
Other	1,173	883

	1,493	1,165
Less: allowance for doubtful accounts	(41)	(41)

	1,452	1,124

Receivables, net	$5,175	$5,098

5. Property and Equipment

Components of property and equipment were as follows at December 31 (in thousands):

	2003	2002
Land and land rights	$34,698	$34,698
Hotels and other buildings	80,125	79,038
Furniture, fixtures and equipment	39,091	30,435
Construction in progress	58,816	14,604

	212,730	158,775
Less: accumulated depreciation	(23,121)	(12,934)

Net property and equipment	$189,609	$145,841

6. Other Assets

Components of other assets were as follows at December 31 (in thousands):

	2003	2002
CRDA deposits, bonds and other investments, net	$12,356	$18,530
Debt issuance costs, net	6,299	7,521
Other	1,909	402
Restricted cash	50,358	89,971

	$70,922	$116,424

The New Jersey Casino Control Act, as amended, requires RIH to purchase bonds issued by the Casino Reinvestment Development Authority (CRDA) or make other investments authorized by the CRDA, in an amount equal to 1.25% of RIH’s gross gaming revenue, as defined.

The CRDA bonds have interest rates ranging from 3.5% to 7.0% and have repayment terms of between 20 and 50 years. RIH records charges to expense to reflect the below-market interest rate payable on the bonds it may have to purchase to fulfill its investment obligation at the date the obligation arises. The charges (credits) for the years 2003 and 2002, for the period from April 25, 2001 to December 31, 2001, and the period from January 1, 2001 to April 24, 2001 for discounts on obligations arising in those years were ($2,280,000), $547,000, $660,000, $287,000, respectively. The current year credit is due to the reversal of approximately $3.0 million of amortization expense related to discounts on funds previously deposited with the CRDA in below-market bearing instruments. This reversal resulted from the receipt from the CRDA of $9,189,000 of previously deposited funds as reimbursement for costs incurred for the construction of a new hotel tower. The discount on CRDA bonds purchased is amortized to interest income over the life of the bonds using the effective interest method.

From time to time RIH has donated certain funds it has had on deposit with the CRDA in return for either relief from its obligation to purchase CRDA bonds or credits against future CRDA deposits. At December 31, 2003, RIH owned $7,165,000 face value of bonds issued by the CRDA and had $6,129,000 on deposit with the CRDA. The majority of the Company’s deposits have been pledged for specific projects.

Debt issuance costs consist of amounts incurred in connection with obtaining long-term debt. The costs are amortized on a straight line basis over the contractual life of the loan and amortization of such costs is included in interest expense.

Restricted cash represents funds received from the issuance of the First Mortgage Notes (see Note 8), which were deposited into a construction disbursement account for use for construction of the new hotel tower.

7. Accrued Expenses and Other Current Liabilities

Components of accrued expenses and other current liabilities were as follows at December 31 (in thousands):

	2003	2002
Insurance and related costs	$1,720	$1,623
Payroll	6,496	9,293
Unredeemed chip liability	1,178	1,024
Liability for unredeemed cash incentives	2,058	2,538
Other	5,057	6,300

	$16,509	$20,778

8. Long-Term Debt

Long-term debt is summarized as follows at December 31 (in thousands):

	2003	2002
First Mortgage Notes, net of unamortized discount	$176,599	$176,151
Thermal Energy capital lease	6,474	6,562
Other notes payable	1,054	1,299

	184,127	184,012
Less: current portion	846	1,004

	$183,281	$183,008

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

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $6.5 million at December 31, 2003.

In June 2002, RIH entered into a Restated Loan and Security Agreement, as amended, with CIT Group/Equipment Financing, Inc (“CIT Facility”). The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment. Loans pursuant to the CIT Facility are repayable in up to a sixty-month amortization period from the date the loan is made. Interest on outstanding loans bear interest at the rate of LIBOR plus three and one-half percent. RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. The outstanding balance due to CIT at December 31, 2003 was $1.1 million.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million. The Commerce Facility expires on December 31, 2004. There was no outstanding balance on the Commerce Facility at December 31, 2003.

In conjunction with the Acquisition, RIHC borrowed $82.0 million under an Amended and Restated Credit Agreement, dated April 25, 2001, from the lenders named therein. The Credit Facility was comprised of $80.0 million in term loans and a $10.0 million revolving credit facility. Principal payments on the term loans were due quarterly, commencing on June 29, 2001. Interest on borrowings outstanding was either at LIBOR or an alternative base rate, plus an applicable margin in each case. The outstanding balance on the Credit Facility was repaid on March 22, 2002, with the proceeds from the sale of the First Mortgage Notes. Additionally, the Company terminated its existing interest rate collar agreements.

In conjunction with the Acquisition, CRH also issued a $17.5 million note to KINA (the “Seller Note”). The Seller Note was subordinated to the term loans under the Credit Facility and had a 7-year term. This loan had interest at 12.5% per annum of which 6.25% was payable in cash and 6.25% was paid in kind. There was no amortization of principal on this loan. The Seller Note was repaid on March 22, 2002, with the proceeds from the sale of the First Mortgage Notes.

8. Long-Term Debt (continued)

In connection with the repayment of the Credit Facility and the Seller Note, the Company recorded a loss on extinguishment of debt, of $3,378,000 related to pre-payment penalties and the write-off of deferred financing costs associated with the Credit Facility.

9. Related Party Transactions

For the year ended December 31, 2003 and 2002, the Company incurred expenses of approximately $105,000 and $527,000, respectively, for fees and expenses incurred by affiliates of Colony Capital, the Company’s principal shareholder, and the Company’s directors.

10. Retirement Plans

RIH has a defined contribution plan in which substantially all non-union employees are eligible to participate. Employees of certain other affiliated companies are also eligible to participate in this plan. Contributions are made to the plan based on a percentage of eligible employee contributions. Contribution expense for this plan was $609,000, $682,000, $436,000, and $209,000 for the years ended December 31, 2003 and 2002, the period from April 25, 2001 to December 31, 2001, and the period from January 1, 2001 to April 24, 2001, respectively.

Union employees are covered by various multi-employer pension plans to which contributions are made by RIH and other unrelated employers. RIH’s pension expense for these plans was $1,709,000, $1,665,000, $1,009,000, and $437,000 for the years ended December 31, 2003, 2002, for the period from April 25, 2001 to December 31, 2001, and the period from January 1, 2001 to April 24, 2001, respectively.

11. Income Taxes

Income tax expense is comprised of the following for the period ended December 31 (in thousands):

	2003	2002	2001
Current:
Federal	$(369)	$795	$5,830
State	1,079	947	—

	710	1,742	5,830
Deferred:
Federal	1,017	1,455	(784)
State	—	—	—

	1,017	1,455	(784)

	$1,727	$3,197	$5,046

11. Income Taxes (continued)

The components of the deferred tax assets and liabilities were as follows at December 31 (in thousands):

	2003	2002
Deferred tax liabilities:
Basis differences on property and equipment	$(5,033)	$(3,702)
Other	(1,564)	(1,809)

Total deferred tax liabilities	(6,597)	(5,511)
Deferred tax assets:
NOL and capital loss carryforwards	8,477	8,477
Book reserves not yet deductible for tax	3,190	3,823
Tax credit carryforwards	441	73
Other	1,832	1,361

Total deferred tax assets	13,940	13,734
Valuation allowance for deferred tax assets	(8,640)	(8,503)

Deferred tax assets, net of valuation allowance	5,300	5,231

Net deferred tax liabilities	$(1,297)	$(280)

The effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

	Year ended December 31,		Period from April 25, 2001 to December 31, 2001	Period from January 1, 2001 to April 24, 2001
	2003	2002
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Statutory Federal income tax rate	34.0%	34.0%	35.0%	35.0%
NOL and temporary differences for which no taxes were provided or benefits recognized	—	—	—	(25.6)%
State taxes, net of federal benefit	151.3%	10.3%	—	—
Non-deductible provisions and expenses	181.7%	8.3%	4.5%	(9.4)%

Effective tax rate	367.0%	52.6%	39.5%	0.0%

On June 30, 2003, the State of New Jersey amended the New Jersey Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2004 though 2006. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $350,000 annually. For the year ended December 31, 2003, the company recorded a provision of $175,000 for this tax.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act was retroactive to January 1, 2002. In accordance with the Tax Act, the Company recorded a provision for current income tax of $712,000, net of federal benefit, for the year ended December 31, 2003.

At December 31, 2003, the Company has a state net operating loss carryforward of approximately $144.9 million. The carryforward will expire as follows: 2005, $32.8 million; 2006, $2.4 million; 2007, $40.2 million; 2008, $20.7 million; and 2009, $48.8 million. The Company has reported a full valuation allowance against the carryforward because it does not expect to realize the tax benefit.

12. Common Stock and Stock Based Compensation

The proceeds from the sale of 1,915 shares of Class A Common Stock and 38,750 shares of Class B Common Stock have been classified separately from shareholders’ equity as “Redeemable Common Stock” in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances.

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

The remaining Class A options (684) and Class B options (13,836) were granted to employees during the period from April 25, 2001 to December 31, 2001. As of December 31, 2002, there were 684 Class A and 13,836 Class B options outstanding of which 274 Class A and 5,534 Class B options had vested and were exercisable. During the year ended December 31, 2003, 325 Class A options and 6,571 Class B options were forfeited and 77 Class A options and 1,556 Class B options were granted. As of December 31, 2003, 436 Class A options and 8,821 Class B options were outstanding, of which 174 Class A options and 3,528 Class B options have vested and are currently exercisable. All of these options may be called by the Company in certain circumstances as defined in the agreement. For financial accounting purposes, these awards are re-measured at the end of each reporting period using the intrinsic value method and changes in intrinsic value are recorded as compensation expense at the end of each reporting period until the options are exercised.

Compensation expense recognized on all stock option awards for the years ended December 31, 2003 and 2002 and the period from April 25, 2001 to December 31, 2001 was approximately $(23,000), $(183,000) and $88,000.

13. Commitments and Contingencies

Litigation

The Companies are a defendant in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

License Renewal

On January 21, 2004, the New Jersey Casino Control Commission (the “NJCCC”) renewed RIH’s license to operate its casino hotel complex in Atlantic City for the four-year period ending January 31, 2008. A casino license is not transferable, and must be renewed every four years by filing an application, which must be acted upon by the NJCCC no later than 30 days prior to the expiration of the license then in force.

Commitments

The Company leases land, office space and certain equipment under non-cancelable operating lease arrangements. These leases expire in various years. Rent expense under these lease agreements for the years ended December 31, 2003 and 2002, the period from April 25, 2001 to December 31, 2001, and the period from January 1, 2001 to April 24, 2001 were approximately $3.5 million, $3.7 million, $3.1 million, and $433,000, respectively. Future minimum lease payments under noncancelable operating leases consist of the following at December 31, 2003 (in thousands):

2004	$3,973
2005	2,290
2006	1,841
2007	1,608
2008 and thereafter	21,536

Total	$31,248

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, and restricted cash in other assets, are reasonable estimates of fair values because of the short term maturities of these investments. The carrying values of the capital leases and other notes payable approximate the fair market value of these instruments based on their terms and rates. CRDA deposits, bonds, and other investments are stated net of a valuation allowance reflecting the below-market interest rates associated with these investments, therefore the carrying values approximate their fair values. The fair value of the Company’s First Mortgage Notes is estimated to be $195,525,000 as of December 31, 2003, based on the trading price as of that date, compared to the carrying value of $176,599,000.

14. Subsequent Events

In conjunction with the purchase of RIH from KINA in April 2001 by CRH and RIHC, CRH obtained an option to purchase approximately 10.0 acres of real property immediately adjacent to the Resorts site and approximately 2.0 acres of real property located in the Atlantic City metropolitan area, pursuant to an option agreement (“Option Agreement”) for a total purchase price of $40.0 million. Portions of the option property (the “Option Land”) are zoned for casino hotel use and are available for future expansion. Some of the option property was leased from KINA by RIH for use as a surface parking lot under a lease agreement with terms running contemporaneous with the terms of the Option Agreement.

The Option Agreement had a two-year term, which could be extended for two additional one-year terms upon the payment of a $2.5 million extension fee payable upon each extension. The initial term of the Option Agreement was to expire in April 2003. The expiration date of the initial term of the Option Agreement was initially extended to June 15, 2003, as negotiations between the Companies and KINA for the purchase of the Option Land commenced. Subsequently, the expiration date of the initial term was further extended, upon the payment by RIH of one-half of the $2.5 million extension fee.

14. Subsequent Events (continued)

In January 2004, CRH announced that it had reached agreement with KINA to acquire the Option Land, subject to the approval of the New Jersey Casino Control Commission, which approval was received on March 17, 2004. Following the approval, the Option Land was acquired by RREH on March 18, 2004 in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note will mature immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes which are due March 22, 2009. Interest on the $40 million note will be payable semi-annually, and will be calculated at the following annual rates: 0% through September 2004, 4% from October 2004 through March 2006, 6% from April 2006 through March 2008, and 9% from April 2008 through March 2009. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio (the ratio of Consolidated EBITDA to Fixed Charges, all as further defined in the First Mortgage Notes Indenture) of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed is initially limited to $20 million increasing by $5 million each year.

In conjunction with the option land purchase transaction, the Option Agreement between RIHC and KINA was terminated. With the termination of the Option Agreement, the lease agreement between KINA and RIH converts to a month-to-month fair market value lease. As part of the option land purchase transaction, the lease was amended to be a triple-net lease and was assigned by KINA to RREH. The amended agreement calls for the following payments: a $1.3 million security deposit paid upon closing, offset against lease payments of $205,000 per month through September 2004; $135,833 per month from October 2004 through March 2006; $202,500 per month from April 2006 through March 2008; $302,500 per month from April 2008 through March 2009 and $402,500 per month thereafter. The lease agreement may be terminated by either party upon 30 days notice, with the remaining security deposit refunded to RIH upon termination.

SCHEDULE II

COLONY RIH HOLDINGS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Other Changes (Deductions)		Balance at End of Period
PREDECESSOR:
Period from January 1, 2001 to April 24, 2001
Allowances for doubtful accounts	$2,926	$517		$4		$3,447
Valuation allowance for CRDA investments	$10,780	$287		$(7)		$11,060
SUCCESSOR:
Period from April 25, 2001 to December 31, 2001
Allowances for doubtful accounts	$3,447	$1,038		$(591	)(a)	$3,894
Valuation allowance for CRDA investments	$11,060	$660		$(1,827	)(b)	$9,893
Year ended December 31, 2002
Allowances for doubtful accounts	$3,894	$1,305		$(997	)(a)	$4,202
Valuation allowance for CRDA investments	$9,893	$547		$3		$10,443
Year ended December 31, 2003
Allowances for doubtful accounts	$4,202	$468		$(2,618	)(a)	$2,052
Valuation allowance for CRDA investments	$10,443	$(2,280	)(c)	$154	(d)	$8,317

(a)	Write-off uncollectible amounts.
(b)	Includes the write-off of $991 of CRDA Convention Center Hotel Bonds.
(c)	Includes a $3.0 million credit for CRDA reimbursement.
(d)	CRDA administration charge related to reimbursement.

Report of Independent Auditors

Board of Directors

Resorts International Hotel and Casino, Inc.

We have audited the accompanying consolidated balance sheets of Resorts International Hotel and Casino, Inc. (“the Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholder’s equity, and cash flows for the years ended December 31, 2003 and 2002 and for the period from April 25, 2001 to December 31, 2001 (post-acquisition period) and the consolidated statements of operations, cash flows, and shareholder’s equity of Resorts International Hotel, Inc. (Predecessor) for the period from January 1, 2001 to April 24, 2001 (pre-acquisition period). Our audits also included the financial statement schedule listed in the Index to Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resorts International Hotel and Casino, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and the period from April 25, 2001 to December 31, 2001 in conformity with accounting principles generally accepted in the United States. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of Resorts International Hotel, Inc. for the pre-acquisition period from January 1, 2001 to April 24, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania

January 30, 2004, except for Note 15

as to which the date is March 18, 2004

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$28,417	$32,989
Receivables, net	5,175	5,098
Inventories	1,503	1,290
Prepaid expenses and other current assets	2,766	3,338
Deferred income taxes	4,294	4,374

Total current assets	42,155	47,089
Property and equipment, net	189,609	145,841
Other assets (including $50,358 and $89,971 of restricted cash and cash equivalents in 2003 and 2002, respectively	70,922	116,424

Total assets	$302,686	$309,354

Liabilities and Shareholder’s Equity
Current liabilities
Current maturities of long-term debt	$846	$1,004
Accounts payable	3,390	5,563
Accrued interest payable	6,038	6,038
Accrued expenses and other current liabilities	16,509	20,778

Total current liabilities	26,783	33,383
Long-term debt, less current portion	183,281	183,008
Deferred income taxes	5,591	4,653

Total liabilities	215,655	221,044
Shareholder’s equity
Common stock - $0.01 par value, 10,000 shares authorized issued and outstanding	—	—
Capital in excess of par	77,673	77,696
Retained earnings	9,358	10,614

Total shareholder’s equity	87,031	88,310

Total liabilities and shareholder’s equity	$302,686	$309,354

See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year ended December 31, 2003	Year ended December 31, 2002	Period from April 25, 2001 to December 31, 2001	Period from January 1, 2001 to April 24, 2001
	(Successor)	(Successor)	(Successor)	(Predecessor)
Revenue:
Casino	$230,135	$259,208	$168,687	$72,417
Lodging	11,163	13,031	10,083	3,996
Food and beverage	22,079	24,649	17,880	6,977
Other	6,496	6,488	4,169	1,523
Less: promotional allowances	(54,426)	(66,664)	(42,564)	(17,995)

Total net revenue	215,447	236,712	158,255	66,918

Costs and expenses:
Casino	117,156	123,616	84,620	35,987
Lodging	1,318	1,672	1,970	913
Food and beverage	11,721	12,564	9,228	3,639
Other operating	25,686	25,557	16,683	8,292
Selling, general, and administrative	30,983	36,769	21,526	10,492
Depreciation and amortization	9,993	10,160	5,412	5,325

Total costs and expenses	196,857	210,338	139,439	64,648

Income from operations	18,590	26,374	18,816	2,270

Interest income	1,295	1,951	594	510
Interest expense	(19,133)	(19,055)	(6,219)	(7,673)
Other income (expense)	(281)	182	(408)	—
Loss on extinguishment of debt	—	(3,378)	—	—

Income (loss) before income taxes	471	6,074	12,783	(4,893)

Provision for income taxes	1,727	3,197	5,046	—

Net income (loss)	$(1,256)	$2,877	$7,737	$(4,893)

See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31, 2003	Year ended December 31, 2002	Period from April 25, 2001 to December 31, 2001	Period from January 1, 2001 to April 24, 2001
	(Successor)	(Successor)	(Successor)	(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,256)	$2,877	$7,737	$(4,893)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt	—	3,378	—	—
Depreciation and amortization	12,273	9,614	4,752	5,038
Amortization of debt premiums, discounts and issuance costs	1,733	1,397	340	203
Provision for doubtful receivables	468	1,305	1,038	517
Provision for discount on CRDA obligations, net of amortization	(2,280)	551	660	287
Deferred income tax	1,017	1,455	(784)	—
Paid in kind interest on Seller Note	—	—	518	—
Other	38	(182)	88	—
Changes in operating assets and liabilities:
Net (increase) decrease in receivables	(545)	1,870	(2,407)	684
Net (increase) decrease in inventories and prepaid expenses and other current assets	360	(426)	1,515	(1,600)
Net (increase) decrease in deferred charges and other assets	(1,309)	1,083	(1,218)	65
Net increase (decrease) in accounts payable and accrued expense	(6,321)	(680)	(6,394)	2,837
Net increase in interest payable	—	4,761	—	5,700

Net cash provided by operating activities	4,178	27,003	5,845	8,838

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases (releases) of cash and cash equivalents – restricted	39,613	(89,971)	—	—
Purchases of property and equipment	(53,490)	(21,642)	(11,577)	(1,229)
CRDA deposits	(3,021)	(3,267)	(1,658)	(1,332)
CRDA refunds	9,189	1,492	—	—
Purchase of RIH, net of cash acquired	—	—	(97,004)	—

Net cash used in investing activities	(7,709)	(113,388)	(110,239)	(2,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings	—	180,835	92,084	—
Payments to secure borrowings	(62)	(8,432)	(2,810)	—
Capital contribution from Parent	—	35,000	42,500	—
Other	—	102	—	—
Prepayment penalty on long-term debt	—	(1,094)	—	—
Debt repayments	(979)	(102,400)	(12,017)	(234)

Net cash provided by (used in) financing activities	(1,041)	104,011	119,757	(234)

Net increase (decrease) in cash and cash equivalents	(4,572)	17,626	15,363	6,043
Cash and cash equivalents at beginning of period	32,989	15,363	—	21,453

Cash and cash equivalents at end of period	$28,417	$32,989	$15,363	$27,496

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$21,023	$13,318	$4,621	$8
Income taxes paid, net of refunds	(609)	4,350	4,525	—
Non-cash investment and financing transactions:
Obligations incurred for the purchase of property and equipment	645	—	—	—
Property and equipment acquired under capital lease obligations	—	6,530	299	—
Note payable issued in connection with Acquisition	—	—	17,500	—

See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Capital in Excess of Par	Retained Earnings Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
PREDECESSOR:
Balance at December 31, 2000	$1,000	$123,660	$(67,165)	$—	$57,495
Net loss for the period from January 1, 2001 to April 24, 2001	—	—	(4,893)	—	(4,893)

Balance at April 24, 2001	$1,000	$123,660	$(72,058)	$—	$52,602

SUCCESSOR:
Capital contribution	$—	$42,500	$—	$—	$42,500
Stock options granted to employees and consultants	—	379	—	—	379
Net income from April 25, 2001 to December 31, 2001	—	—	7,737	—	7,737
Increase in fair value of hedges	—	—	—	151	151

Comprehensive income	—	—	—	—	7,888

Balance at December 31, 2001	—	42,879	7,737	151	50,767

Capital contribution	—	35,000	—	—	35,000
Change in value of stock options granted to employees and consultants	—	(183)	—	—	(183)
Net income	—	—	2,877	—	2,877
Termination of fair value hedge	—	—	—	(151)	(151)

Comprehensive income	—	—	—	—	2,726

Balance at December 31, 2002	—	77,696	10,614	—	88,310

Change in value of stock options granted to employees and consultants	—	(23)	—	—	(23)
Net loss	—	—	(1,256)	—	(1,256)

Balance at December 31, 2003	$—	$77,673	$9,358	$—	$87,031

See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Consolidation

Colony RIH Holdings, Inc., a Delaware corporation (“CRH”, the “Company”, or the “Successor”), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc., a Delaware corporation (“RIHC”). RIHC, through its wholly-owned subsidiary, Resorts International Hotel, Inc., a New Jersey corporation (“RIH”, or the “Predecessor”), owns and operates Resorts Atlantic City, a casino/hotel located in Atlantic City, NJ. Colony RIH Holdings, Inc, Resorts International Hotel and Casino, Inc. and Resorts International Hotels, Inc. are referred to collectively as “The Companies”.

CRH was formed at the direction of Colony Investors IV, L.P. (“Colony IV”), a Delaware limited partnership, under the laws of the State of Delaware on March 7, 2001. RIHC was formed at the direction of Colony IV on October 24, 2000.

RIHC, Kerzner International North America, Inc., a Delaware corporation (“KINA”), formerly Sun International North America, Inc., and GGRI, Inc., a Delaware corporation (“GGRI”), entered into a purchase agreement, dated October 30, 2000, as amended (the “Purchase Agreement”). Pursuant to the Purchase Agreement, RIHC acquired all of the capital stock of RIH, the Warehouse Assets (as defined in the Purchase Agreement) and all of the capital stock of New Pier Operating Company, Inc. (“New Pier”), a New Jersey corporation (collectively, the “Acquisition”) on April 25, 2001 for approximately $144.8 million.

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

Cash Equivalents

Short-term money market securities purchased with original maturities of three months or less are considered to be cash equivalents. These securities are classified as available-for-sale, which are carried at fair value with unrealized gains and losses, net of tax, reported in other comprehensive income. The carrying value of cash equivalents approximates fair value due to the short-term maturity of these instruments.

Inventories

Inventories of provisions, supplies and spare parts are valued at the lower of cost (first-in, first-out) or market.

2. Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives reported below using the straight-line method. Interest costs incurred during the construction period are capitalized in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Costs.” Interest cost of $3.6 million and $429,000 was capitalized for the years ended December 31, 2003 and 2002, respectively.

Hotels and other buildings	35 – 40 years
Furniture fixtures and equipment	2 – 5 years

The provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long- Lived Assets” requires, among other things, that an entity review its long-lived assets and certain intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 144 requires an impairment loss to be recognized only if the carrying amounts of long-lived assets to be held and used are not recoverable from their expected undiscounted future cash flows. There was no impairment recognized for the periods presented.

Goodwill

Goodwill for the Predecessor was amortized on a straight-line basis over 40 years. Amortization of goodwill included in the accompanying statements of operations amounted to $836,000 in the 2001 Predecessor period.

Income Taxes

Prior to the Acquisition discussed in Note 1, RIH’s taxable income (loss) was included in the consolidated Federal income tax returns of KINA. Although RIH was a member of a consolidated group for Federal income tax purposes, RIH calculated its income tax provision on a separate return basis for financial reporting purposes.

CRH follows the provisions of SFAS No. 109, “Accounting for Income Taxes”. Accordingly, deferred tax assets and liabilities are calculated as the difference between the financial statement carrying amounts and tax bases of assets and liabilities. These differences are affected by the tax rate for the year in which they are expected to be recovered or settled. A valuation allowance is recognized, if necessary, to account for the likelihood that these differences will not be realized in the future. Note 12 further addresses the components of the deferred tax assets and liabilities.

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

Promotional Allowances

The retail value of hotel accommodations, food, beverage and other services provided to customers without charge is included in gross revenues and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows (in thousands):

2. Summary of Significant Accounting Policies (continued)

	Year ended December 31,		Period from April 25, 2001 to December 31, 2001	Period from January 1, 2001 to April 24, 2001
	2003	2002
	(Successor)	(Successor)	(Successor)	(Predecessor)
Rooms	$10,363	$10,277	$6,646	$2,760
Food and beverage	15,729	16,386	11,355	4,823
Entertainment and other	3,390	3,224	2,084	949

	$29,482	$29,887	$20,085	$8,532

Cash discounts based upon a negotiated amount with each customer are recognized as a promotional allowance on the date the related revenues is recorded. Cash-back awards given to a customer based upon earning points for future awards are accrued as the customer earns the points. The amount is recorded as a promotional allowance in the statement of operations. When estimating the amount of the accrual, the Company calculates a redemption rate based on historical redemption rates.

The Company offers other incentive programs. These are gifts and other promotional items, the type and distribution of which is determined by management. Since these awards are not cash awards, the Company records them as gaming expenses in the statement of operations. Such amounts are expensed on the date the award can be utilized by the customer.

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

New Accounting Pronouncements

Effective January 1, 2003, the Company adopted the Financial Accounting Standards Board’s (“FASB”) interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under the guarantee. In addition, FIN 45 requires disclosures about the guarantee that an entity has issued, including a roll-forward of the entity’s product warranty liabilities. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. Adoption of this interpretation had no material impact on the Company’s consolidated financial position, consolidated results of operation, or liquidity.

In January 2003, the FASB issued interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise ( the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support form other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other

2. Summary of Significant Accounting Policies (continued)

enterprises with a significant variable interest in a variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, The FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities (“SPEs”) created prior to February 1, 2003- the company must apply either the provision of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003- the company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003- the provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company’s consolidated financial position, consolidated results of operations, or liquidity. The Company is currently evaluating the impact of adopting FIN 46-R applicable to non-SPEs created prior to February 1, 2003 but does not expect a material impact.

3. Acquisition

RIHC, KINA, and GGRI entered into the Purchase Agreement on October 30, 2000. Pursuant to the Purchase Agreement, RIHC acquired all of the capital stock of RIH, the Warehouse Assets (as defined in the Purchase Agreement) and all of the capital stock of New Pier Operating Company, Inc., a New Jersey corporation (collectively, the “Acquisition”) on April 25, 2001 for approximately $144.8 million.

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

CRH financed the Acquisition and paid related fees and expenses with: (i) proceeds of $42.5 million from the issuance of common stock, (ii) a $17.5 million note issued by CRH to KINA (the “Seller Note”), (iii) borrowings by RIHC, guaranteed by CRH under a $90 million credit agreement (the “Credit Facility”) and (iv) RIH’s available cash.

Prior to the Acquisition, neither CRH nor RIHC conducted any business other than in connection with the Purchase Agreement and the Credit Facility.

In connection with the Acquisition for approximately $144.8 million, CRH acquired assets with a fair value of $173.9 million and assumed liabilities of $29.1 million.

The pro forma unaudited results of operations for the year ended December 31, 2001, assuming consummation of the Acquisition and issuance of CRH’s common stock, Seller Note and Credit Facility as of the beginning of 2001 is as follows (in thousands):

Year ended December 31, 2001
Total net revenues	$225,173
Net income	$8,616

4. Receivables

Components of receivables were as follows at December 31 (in thousands):

	2003	2002
Gaming	$5,733	$8,135
Less: allowance for doubtful accounts	(2,010)	(4,161)

	3,723	3,974
Non-gaming:
Hotel and related	320	282
Other	1,173	883

	1,493	1,165
Less: allowance for doubtful accounts	(41)	(41)

	1,452	1,124

Receivables, net	$5,175	$5,098

5. Property and Equipment

Components of property and equipment were as follows at December 31 (in thousands):

	2003	2002
Land and land rights	$34,698	$34,698
Hotels and other buildings	80,125	79,038
Furniture, fixtures and equipment	39,091	30,435
Construction in progress	58,816	14,604

	212,730	158,775
Less: accumulated depreciation	(23,121)	(12,934)

Net property and equipment	$189,609	$145,841

6. Other Assets

Components of deferred charges and other assets were as follows at December 31 (in thousands):

	2003	2002
CRDA deposits, bonds and other investments, net	$12,356	$18,530
Debt issuance costs, net	6,299	7,521
Other	1,909	402
Restricted cash	50,358	89,971

	$70,922	$116,424

The New Jersey Casino Control Act, as amended, requires RIH to purchase bonds issued by the Casino Reinvestment Development Authority (CRDA) or make other investments authorized by the CRDA, in an amount equal to 1.25% of RIH’s gross gaming revenue, as defined.

The CRDA bonds have interest rates ranging from 3.5% to 7.0% and have repayment terms of between 20 and 50 years. RIH records charges to expense to reflect the below-market interest rate payable on the bonds it may have to purchase to fulfill its investment obligation at the date the obligation arises. The charges (credits) for the years 2003 and 2002, for the period from April 25, 2001 to December 31, 2001, and the period from January 1, 2001 to April 24, 2001 for discounts on obligations arising in those years were ($2,280,000), $547,000, $660,000 and $287,000, respectively. The current year credit is due to the reversal of approximately

6. Other Assets (continued)

$3.0 million of amortization expense related to discounts on funds previously deposited with the CRDA in below-market bearing instruments. This reversal resulted from the receipt from the CRDA of $9,189,000 of previously deposited funds as reimbursement for costs incurred for the construction of a new hotel tower. The discount on CRDA bonds purchased is amortized to interest income over the life of the bonds using the effective interest method.

From time to time RIH has donated certain funds it has had on deposit with the CRDA in return for either relief from its obligation to purchase CRDA bonds or credits against future CRDA deposits. At December 31, 2002, RIH owned $7,165,000 face value of bonds issued by the CRDA and had $6,129,000 on deposit with the CRDA. The majority of RIH’s deposits have been pledged for specific project.

Debt issuance costs consist of amounts incurred in connection with obtaining long-term debt. The costs are amortized on a straight-line basis over the contractual life of the loan and amortization of such costs is included in interest expense.

Restricted cash represents funds received from the issuance of the First Mortgage Notes (see Note 9), which were deposited into a construction disbursement account for use for construction of the new hotel tower.

7. Accrued Expenses and Other Current Liabilities

Components of accrued expenses and other current liabilities were as follows at December 31 (in thousands):

	2003	2002
Insurance and related costs	$1,720	$1,623
Payroll	6,496	9,293
Unredeemed chip liability	1,178	1,024
Liability for unredeemed cash incentives	2,058	2,538
Other	5,057	6,300

	$16,509	$20,778

8. Notes Payable to Affiliates

In conjunction with the Acquisition, CRH issued a $17.5 million note to KINA (the “Seller Note”). The Seller Note was subordinated to the term loans under the Credit Facility and had a 7-year term. This loan had interest at 12.5% per annum of which 6.25% was payable in cash and 6.25% was paid in kind. There was no amortization of principal on this loan. The Seller Note was repaid on March 22, 2002, with the proceeds from the sale of the First Mortgage Notes. In conjunction with the Acquisition, CRH issued a note to RIHC with terms that mirror the Seller Note.

9. Long-Term Debt

Long-term debt is summarized as follows at December 31 (in thousands):

	2003	2002
First Mortgage Notes, net of unamortized discount	$176,599	$176,151
Thermal Energy capital lease	6,474	6,562
Other notes payable	1,054	1,299

	184,127	184,012
Less: current portion	846	1,004

	$183,281	$183,008

9. Long-Term Debt (continued)

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

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $6.5 million at December 31, 2003.

In June 2002, RIH entered into a Restated Loan and Security Agreement, as amended, with CIT Group/Equipment Financing, Inc (“CIT Facility”). The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment. Loans pursuant to the CIT Facility are repayable in up to a sixty- month amortization period from the date the loan is made. Interest on outstanding loans bear interest at the rate of LIBOR plus three and one-half percent. RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. The outstanding balance due to CIT at December 31, 2003 was $1.1 million.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million. The Commerce Facility expires on December 31, 2004. There was no outstanding balance on the Commerce Facility at December 31, 2003.

In conjunction with the Acquisition, RIHC borrowed $82.0 million under an Amended and Restated Credit Agreement, dated April 25, 2001, from the lenders named therein. The Credit Facility was comprised of $80.0 million in term loans and a $10.0 million revolving credit facility. Principal payments on the term loans were due quarterly, commencing on June 29, 2001. Interest on borrowings outstanding was either at LIBOR or an alternative base rate, plus an applicable margin in each case. The outstanding balance on the Credit Facility was repaid on March 22, 2002, with the proceeds from the sale of the First Mortgage Notes. Additionally, RIHC terminated its existing interest rate collar agreements.

In connection with the repayment of the Credit Facility and the Seller Note, RIHC recorded a loss on extinguishment of debt, of $3,378,000 related to pre-payment penalties and the write-off of deferred financing costs associated with the Credit Facility.

10. Related Party Transactions

For the year ended December 31, 2003 and 2002, the Company incurred expenses of approximately $105,000 and $527,000, respectively, for fees and expenses incurred by affiliates of Colony Capital, the Company’s principal shareholder, and the Company’s directors.

11. Retirement Plans

RIH has a defined contribution plan in which substantially all non-union employees are eligible to participate. Employees of certain other affiliated companies are also eligible to participate in this plan. Contributions are made to the plan based on a percentage of eligible employee contributions. Contribution expense for this plan was $609,000, $682,000, $436,000, and $209,000 for the years ended December 31, 2003 and 2002, the period from April 25, 2001 to December 31, 2001, and the period from January 1, 2001 to April 24, 2001, respectively.

11. Retirement Plans (continued)

Union employees are covered by various multi-employer pension plans to which contributions are made by RIH and other unrelated employers. RIH’s pension expense for these plans was $1,709,000, $1,665,000, $1,009,000, and $437,000 for the years ended December 31, 2003 and 2002, for the period from April 25, 2001 to December 31, 2001, and the period from January 1, 2001 to April 24, 2001, respectively.

12. Income Taxes

Income tax expense is comprised of the following for the period ended December 31 (in thousands):

	2003	2002	2001
Current:
Federal	$(369)	$795	$5,830
State	1,079	947	—

	710	1,742	5,830
Deferred:
Federal	1,017	1,455	(784)
State	—	—	—

	1,017	1,455	(784)

	$1,727	$3,197	$5,046

The components of the deferred tax assets and liabilities were as follows at December 31 (in thousands):

	2003	2002
Deferred tax liabilities:
Basis differences on property and equipment	$(5,033)	$(3,702)
Other	(1,564)	(1,809)

Total deferred tax liabilities	(6,597)	(5,511)
Deferred tax assets:
NOL and capital loss carryforwards	8,477	8,477
Book reserves not yet deductible for tax	3,190	3,823
Tax credit carryforwards	441	73
Other	1,832	1,361

Total deferred tax assets	13,940	13,734
Valuation allowance for deferred tax assets	(8,640)	(8,503)

Deferred tax assets, net of valuation allowance	5,300	5,231

Net deferred tax liabilities	$(1,297)	$(280)

The effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors (in thousands):

12. Income Taxes (continued)

	Year ended December 31,		Period from April 25, 2001 to December 31, 2001	Period from January 1, 2001 to April 24, 2001
	2003	2002
	(Successor)	(Successor)	(Successor)	(Predecessor)
Statutory Federal income tax rate	34.0%	34.0%	35.0%	35.0%
NOL and temporary differences for which no taxes were provided or benefits recognized	—	—	—	(25.6)%
State taxes, net of federal benefit	151.3%	10.3%	—	—
Non-deductible provisions and expenses	181.7%	8.3%	(4.5)%	(9.4)%

Effective tax rate	367.0%	52.6%	39.5%	0.0%

On June 30, 2003, the State of New Jersey amended the New Jersey Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2004 though 2006. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $350,000 annually. For the year ended December 31, 2003, the company recorded a provision of $175,000 for this tax.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act was retroactive to January 1, 2002. In accordance with the Tax Act, the Company recorded a provision for current income tax of $712,000, net of federal benefit, for the year ended December 31, 2003.

At December 31, 2003, the Company has a state net operating loss carryforward of approximately $144.9 million. The carryforward will expire as follows: 2005, $32.8 million; 2006, $2.4 million; 2007, $40.2 million; 2008, $20.7 million; and 2009, $48.8 million. The Company has reported a full valuation allowance against the carryforward because it does not expect to realize the tax benefit.

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

13. Common Stock and Stock Based Compensation (continued)

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

The remaining Class A options (684) and Class B options (13,836) were granted to employees during the period from April 25, 2001 to December 31, 2001. As of December 31, 2002, there were 684 Class A and 13,836 Class B options outstanding of which 274 Class A and 5,534 Class B options had vested and were exercisable. During the year ended December 31, 2003, 325 Class A options and 6,571 Class B options were forfeited and 77 Class A options and 1,556 Class B options were granted. As of December 31, 2003, 436 Class A options and 8,821 Class B options were outstanding, of which 174 Class A options and 3,528 Class B options have vested and are currently exercisable. All of these options may be called by the Company in certain circumstances as defined in the agreement. For financial accounting purposes, these awards are re-measured at the end of each reporting period using the intrinsic value method and changes in intrinsic value are recorded as compensation expense at the end of each reporting period until the options are exercised.

Compensation expense recognized on all stock option awards for the years ended December 31, 2003 and 2002 and the period from April 25, 2001 to December 31, 2001 was approximately $(23,000), $(183,000) and $88,000.

14. Commitments and Contingencies

Litigation

RIHC is a defendant in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the financial position, results of operations, or liquidity of RIHC.

License Renewal

On January 21, 2004, the New Jersey Casino Control Commission (the “NJCCC”) renewed RIH’s license to operate its casino hotel complex in Atlantic City for the four year period ending January 31, 2008. A casino license is not transferable, and must be renewed every four years by filing an application, which must be acted upon by the NJCCC no later than 30 days prior to the expiration of the license then in force.

Commitments

The Company leases land, office space and certain equipment under non-cancelable operating lease arrangements. These leases expire in various years. Rent expense under these lease agreements for the years ended December 31, 2003 and 2002, the period from April 25, 2001 to December 31, 2001, and the period from January 1, 2001 to April 24, 2001 were approximately $3.5 million, $3.7 million, $3.1 million, and $433,000, respectively. Future minimum lease payments under noncancelable operating leases consist of the following at December 31, 2003 (in thousands):

14. Commitments and Contingencies (continued)

2004	$3,973
2005	2,290
2006	1,841
2007	1,608
2008 and thereafter	21,536

Total	$31,248

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, and restricted cash in other assets, are reasonable estimates of fair values because of the short term maturities of these investments. The carrying values of the capital leases and other notes payable approximate the fair market value of these instruments based on their terms and rates. CRDA deposits, bonds, and other investments are stated net of a valuation allowance reflecting the below-market interest rates associated with these investments, therefore the carrying values approximate their fair values. The fair value of the Company’s First Mortgage Notes is estimated to be $195,525,000 as of December 31, 2003, based on the trading price as of that date, compared to the carrying value of $176,599,000.

15. Subsequent Events

In conjunction with the purchase of RIH from KINA in April 2001 by CRH and RIHC, CRH obtained an option to purchase approximately 10.0 acres of real property immediately adjacent to the Resorts site and approximately 2.0 acres of real property located in the Atlantic City metropolitan area, pursuant to an option agreement (“Option Agreement”) for a total purchase price of $40.0 million. Portions of the option property (the “Option Land”) are zoned for casino hotel use and are available for future expansion. Some of the option property was leased from KINA by RIH for use as a surface parking lot under a lease agreement with terms running contemporaneous with the terms of the Option Agreement.

The Option Agreement had a two-year term, which could be extended for two additional one-year terms upon the payment of a $2.5 million extension fee payable upon each extension. The initial term of the Option Agreement was to expire in April 2003. The expiration date of the initial term of the Option Agreement was initially extended to June 15, 2003, as negotiations between the Companies and KINA for the purchase of the Option Land commenced. Subsequently, the expiration date of the initial term was further extended, upon the payment by RIH of one-half of the $2.5 million extension fee.

In January 2004, CRH announced that it had reached agreement with KINA to acquire the Option Land, subject to the approval of the New Jersey Casino Control Commission, which approval was received on March 17, 2004. Following the approval, the Option Land was acquired by Resorts Real Estate Holdings, Inc. (“RREH”) , a wholly-owned subsidiary of CRH, on March 18, 2004, in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note will mature immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes which are due March 22, 2009. Interest on the $40 million note will be payable semi-annually, and will be calculated at the following annual rates: 0% through September 2004, 4% from October 2004 through March 2006, 6% from April 2006 through March 2008, and 9% from April 2008 through March 2009. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio (the ratio of Consolidated EBITDA to Fixed Charges, all as further defined in the First Mortgage Notes Indenture) of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed is initially limited to $20 million increasing by $5 million each year.

In conjunction with the option land purchase transaction, the Option Agreement between RIHC and KINA was terminated. With the termination of the Option Agreement, the lease agreement between KINA and RIH converts to a month-to-month fair market value lease. As part of the option land purchase transaction, the lease was amended to be a triple-net lease and was assigned by KINA to RREH. The amended agreement calls for the following payments: a $1.3 million security deposit paid upon closing, offset against lease payments of $205,000 per month through September 2004; $135,833 per month from October 2004 through March 2006; $202,500 per month from April 2006 through March 2008; $302,500 per month from April 2008 through March 2009 and $402,500 per month thereafter. The lease agreement may be terminated by either party upon 30 days notice, with the remaining security deposit refunded to RIH upon termination

SCHEDULE II

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses		Other Changes (Deductions)		Balance at End of Period
PREDECESSOR:
Period from January 1, 2001 to April 24, 2001
Allowances for doubtful accounts	$2,926	$517		$4		$3,447
Valuation allowance for CRDA investments	$10,780	$287		$(7)		$11,060
SUCCESSOR:
Period from April 25, 2001 to December 31, 2001
Allowances for doubtful accounts	$3,447	$1,038		$(591	)(a)	$3,894
Valuation allowance for CRDA investments	$11,060	$660		$(1,827	)(b)	$9,893
Year ended December 31, 2002
Allowances for doubtful accounts	$3,894	$1,305		$(997	)(a)	$4,202
Valuation allowance for CRDA investments	$9,893	$547		$3		$10,443
Year ended December 31, 2003
Allowances for doubtful accounts	$4,202	$468		$(2,618	)(a)	$2,052
Valuation allowance for CRDA investments	$10,443	$(2,280	)(c)	$154	(d)	$8,317

(a)	Write-off uncollectible amounts.
(b)	Includes the write-off of $991 of CRDA Convention Center Hotel Bonds.
(c)	Includes a $3.0 million credit for CRDA reimbursement.
(d)	CRDA administration charge related to reimbursement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

CRH’s management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the company’s disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be included in the periodic reports to be filed with the Securities and Exchange Commission is made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date of this evaluation.

During the quarter ended December 31, 2003, there were no changes in CRH’s internal controls over financial reporting that materially affected, or are reasonably likely to materially effect, CRH’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Incorporated herein by reference to Colony RIH Holdings, Inc.’s and Resorts International Hotel and Casino, Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2004.

The Company has adopted a code of ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officers, and other financial professionals. A printed copy of the Company’s code of ethics is available at no cost if requested in writing to: Chief Financial Officer, Resorts International Hotel and Casino, Inc., 1133 Boardwalk, Atlantic City, New Jersey 08401.

Item 11. Executive Compensation.

Incorporated herein by reference to Colony RIH Holdings, Inc.’s and Resorts International Hotel and Casino, Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Incorporated herein by reference to Colony RIH Holdings, Inc.’s and Resorts International Hotel and Casino, Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2004.

Item 13. Certain Relationships and Related Transactions.

Incorporated herein by reference to Colony RIH Holdings, Inc.’s and Resorts International Hotel and Casino, Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2004.

Item 14. Principal Accountant Fees and Services.

Incorporated herein by reference to Colony RIH Holdings, Inc.’s and Resorts International Hotel and Casino, Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Colony RIH Holdings, Inc.*

3.2	By-Laws of Colony RIH Holdings, Inc.*

3.3	Certificate of Incorporation of Colony RIH Acquisitions, Inc.*

3.4	Certificate of Amendment of Certificate of Incorporation of Colony RIH Acquisitions, Inc.*

3.5	By-Laws of Colony RIH Acquisitions, Inc.*

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Colony RIH Holdings, Inc. Incorporated by reference to Exhibit 3.6 of Form 10-K for the year ended December 31, 2002.

3.7	Amended and Restated Certificate of Incorporation of Resorts Real Estate Holdings, Inc.

4.1	Form of Colony RIH Holdings, Inc. Stock Certificate.*

4.2	Form of Colony RIH Acquisitions, Inc. Stock Certificate.*

10.1	Purchase Agreement, dated October 30, 2000, by and among Colony RIH Acquisitions, Inc., Sun International North America, Inc. and GGRI, Inc.*

10.2	First Amendment to the Purchase Agreement, dated February 28, 2001, among Colony RIH Acquisitions, Inc., Sun International North America, Inc. and GGRI, Inc.*

10.3	Second Amendment to the Purchase Agreement, dated April 5, 2001, among Colony RIH Acquisitions, Inc., Sun International North America, Inc. and GGRI, Inc.*

10.4	Third Amendment to the Purchase Agreement, dated April 24, 2001, among Colony RIH Acquisitions, Inc., Sun International North America, Inc, and GGRI, Inc.*

10.5	Second Amended and Restated Credit Agreement, dated May 18, 2001, among Colony RIH Acquisitions, Inc., the guarantors named therein, the lenders named therein, Merrill Lynch & Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bankers Trust Company.*

10.6	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated June 27, 2001, among Colony RIH Acquisitions, Inc., the guarantors named therein, the lenders named therein, Merrill Lynch & Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bankers Trust Company.*

10.7	Security Agreement, dated April 25, 2001, by Colony RIH Acquisitions, Inc., Colony RIH Holdings, Inc., Resorts International Hotel, Inc., New Pier Operating Company, Inc., the guarantors named therein and Bankers Trust Company.*

10.8	Option Agreement, dated April 25, 2001, by and between Colony RIH Acquisitions, Inc. and Sun International North America, Inc.*

10.9	Lease Agreement, dated April 25, 2001, by and between Sun International North America, Inc. and Colony RIH Acquisitions, Inc.*

10.10	Form of Note.*

10.11	Form of Indemnification Agreement.*

10.12	Securities Purchase Agreement, dated April 25, 2001, between Nicholas L. Ribis and Colony RIH Holdings, Inc.*

10.13	Securities Purchase Agreement, dated April 25, 2001, between Colony RIH Voteco, LLC and Colony RIH Holdings, Inc.*

10.14	Securities Purchase Agreement, dated April 25, 2001, between Colony Investors IV, L.P. and Colony RIH Holdings, Inc.*

10.15	Stockholders Agreement, dated April 25, 2001, by and among Colony RIH Holdings, Inc., Colony RIH Voteco, LLC, Colony Investors IV, L.P. and Nicholas L. Ribis.*

10.16	Vice Chairman Agreement, dated April 25, 2001, by and among Nicholas L. Ribis and Colony RIH Acquisitions, Inc.*

10.17	2001 Omnibus Stock Incentive Plan, dated April 25, 2001, by and between Colony RIH Holdings, Inc. and Nicholas L. Ribis.**

10.18	Employment Agreement, dated October 1, 2001, by and between Resorts International Hotel, Inc. and Audrey S. Oswell.**

10.20	Employment Agreement, dated October 1, 2001, by and between Resorts International Hotel, Inc. and Nicholas Amato. **

10.23	Employment Agreement, dated October 1, 2001, by and between Resorts International Hotel, Inc. and Alan J. Rivin. **

10.25	2001 Omnibus Stock Incentive Plan. **

10.26	2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and Audrey S. Oswell. **

10.28	2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and Nicholas Amato. **

10.31	2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and Alan J. Rivin. **

10.32	Amended and Restated Loan and Security Agreement, dated June 24, 2002, between CIT Group/Equipment Financing, Inc. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2002.

10.33	Guaranty and Suretyship Agreement, dated June 24, 2002, by Resorts International Hotel and Casino, Inc. for the benefit of CIT Group/ Financing Inc. Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2002.

10.34	Thermal Energy Services Agreement, dated June 16, 2002, between Marina Energy, LLC and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2002.

10.35	Loan and Security Agreement, dated November 4, 2002, between Resorts International Hotel, Inc. and Commerce Bank, N.A. Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2002.

10.36	Employment Agreement, dated April 21, 2003, by and between Resorts International Hotel, Inc. and Joseph P. Weis. Incorporated by reference to Exhibit 10.36 of Form 10-Q for the quarter ended June 30, 2003.

10.37	Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated September 22, 2003, between CIT Group/Equipment Financing, Inc. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.37 of Form 10-Q for the quarter ended September 30, 2003.

10.38	Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated January 16, 2004, between CIT Group/Equipment Financing, Inc. and Resorts International Hotel, Inc.

10.39	Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated March 17, 2004, between CIT Group/Equipment Financing, Inc. and Resorts International Hotel, Inc.

10.40	Master Agreement Among Kerzner International North America, Inc., Colony RIH Holdings, Inc., Resorts International Hotel and Casino, Inc., Resorts Real Estate Holdings, Inc., Resorts International Hotel, Inc. and New Pier Operating Company, Inc., dated March 18, 2004.

10.41	Secured Promissory Note, dated March 18, 2004, between Resorts Real Estate Holdings, Inc. and Kerzner International North America, Inc.

10.42	Purchase and Sale Agreement, dated March 18, 2004, between Kerzner International North America, Inc. as Seller and Resorts Real Estate Holdings, Inc. as Purchaser

10.43	Security Agreement, dated March 18, 2004, between Resorts Real Estate Holdings, Inc, Colony RIH Holdings, Inc. as Grantors and Kerzner International North America, Inc. as Lender

10.44	Second Amendment to Lease Agreement, dated March 18, 2004, between Resorts Real Estate Holdings, Inc. (successor in interest to Kerzner International North America, Inc.) and Resorts International Hotel and Casino, Inc.

10.45	Guaranty, dated March 18, 2004, by Colony RIH Holdings, Inc. in favor of Kerzner International North America, Inc.

10.46	Guaranty, dated March 18, 2004, by Resorts International Hotel and Casino, Inc., Resorts International Hotel, Inc. and New Pier Operating Company, Inc. in favor of Kerzner International North America, Inc.

16.1	Acknowledgment of Arthur Andersen, LLP.*

21.1	Subsidiaries of the registrant.*

31.1	Certification of Audrey S. Oswell, President and Chief Executive Officer of CRH, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Audrey S. Oswell, President and Chief Executive Officer of RIHC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Joseph P. Weis, Senior Vice President/CFO and Principal Financial Officer of CRH, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Joseph P. Weis, Senior Vice President/CFO and Principal Financial Officer of RIHC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Audrey S. Oswell, President and Chief Executive Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph P. Weis, Senior Vice President/CFO and Principal Financial Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrants’ Form 10 filed July 13, 2001 (File No. 0-32987), as amended by Amendment No. 1, filed August 24, 2001.
**	Incorporated by reference to the Registrants’ Form 10-Q filed December 14, 2001, as amended by Amendment No. 1, filed February 20, 2002 (File No. 000-32987).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2004

COLONY RIH HOLDINGS, INC.

By:	/s/ Joseph P. Weis
Name: Joseph P. Weis
Title: Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Audrey S. Oswell Audrey S. Oswell	President and Chief Executive Officer (Principal Executive Officer)	March 29, 2004

/s/ Thomas J. Barrack, Jr. Thomas J. Barrack, Jr.	Director, Treasurer	March 29, 2004

/s/ Nicholas L. Ribis Nicholas L. Ribis	Director, Executive Vice President	March 29, 2004

/s/ Mark M. Hedstrom Mark M. Hedstrom	Director	March 29, 2004

/s/ Joseph P. Weis Joseph P. Weis	Senior Vice President (Principal Financial Officer)	March 29, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2004

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

By:	/s/ Joseph P. Weis
Name: Joseph P. Weis
Title: Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Audrey S. Oswell Audrey S. Oswell	President and Chief Executive Officer (Principal Executive Officer)	March 29, 2004

/s/ Thomas J. Barrack, Jr. Thomas J. Barrack, Jr.	Director, Treasurer	March 29, 2004

/s/ Nicholas L. Ribis Nicholas L. Ribis	Director, Executive Vice President	March 29, 2004

/s/ Mark M. Hedstrom Mark M. Hedstrom	Director	March 29, 2004

/s/ Joseph P. Weis Joseph P. Weis	Senior Vice President (Principal Financial Officer)	March 29, 2004