Form 10-Q
period 2004-03-31
COLONY RIH HOLDINGS INC; RESORTS INTERNATIONAL HOTEL & CASINO INC
filed 2004-05-12
CIK 1141270, 1141271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

The number of shares outstanding of Colony RIH Holdings, Inc.’s Class A Common Stock, $0.01 par value, was 38,295 and the number of shares outstanding of Colony RIH Holdings, Inc.’s Class B Common Stock, $0.01 par value, was 774,982, each as of May 12, 2004.

The number of shares outstanding of Resorts International Hotel and Casino, Inc.’s Common Stock, $0.01 par value, was 100 as of May12, 2004.

COLONY RIH HOLDINGS, INC.

AND

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$22,789	$28,417
Receivables, net	5,573	5,175
Inventories	1,587	1,503
Prepaid expenses and other current assets	3,090	2,766
Deferred income taxes	4,294	4,294

Total current assets	37,333	42,155
Property and equipment, net	249,044	189,609
Other assets (including $33,500 and $50,358 of restricted cash and cash equivalents in 2004 and 2003, respectively)	53,312	70,922

Total assets	$339,689	$302,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$648	$846
Accounts payable	6,216	3,390
Accrued interest payable	863	6,038
Accrued expenses and other current liabilities	17,601	16,509

Total current liabilities	25,328	26,783

Long-term debt, less current portion	223,306	183,281
Deferred income taxes	5,591	5,591
Redeemable common stock	3,875	3,875

Total liabilities	258,100	219,530

Shareholders’ equity
Common stock:
Class A	—	—
Class B	8	8
Capital in excess of par	73,790	73,790
Retained earnings	7,791	9,358

Total shareholders’ equity	81,589	83,156

Total liabilities and shareholders’ equity	$339,689	$302,686

See accompanying notes

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2004	2003
Revenue:
Casino	$55,212	$56,020
Lodging	3,072	2,557
Food and beverage	4,984	4,873
Other	1,850	1,362
Less: promotional allowances	(13,958)	(12,495)

Total net revenue	51,160	52,317
Costs and expenses:
Casino	27,870	29,210
Lodging	365	236
Food and beverage	2,530	2,466
Other operating	6,540	6,447
Selling, general and administrative	8,524	8,788
Depreciation and amortization	3,439	2,789
Pre-opening	17	—

Total costs and expenses	49,285	49,936

Income from operations	1,875	2,381
Interest income	169	407
Interest expense	(3,798)	(5,207)
Other expense	(56)	(209)

Loss before income taxes	(1,810)	(2,628)
Income tax benefit	243	546

Net loss	$(1,567)	$(2,082)

See accompanying notes.

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,567)	$(2,082)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,314	2,631
Amortization of debt premiums, discounts and issuance costs	470	426
Provision for doubtful receivables	(59)	303
Other	56	18
Provision for discount on CRDA obligations, net of amortization	125	158
Changes in operating assets and liabilities:
Net increase in receivables	(339)	(35)
Net increase in inventories and prepaid expenses and other current assets	(408)	(1,244)
Net decrease in deferred charges and other assets	272	19
Net increase (decrease) in accounts payable and accrued expenses	3,808	(453)
Net decrease in interest payable	(5,175)	(5,175)

Net cash provided by (used in) operating activities	497	(5,434)

CASH FLOWS FROM INVESTING ACTIVITIES:
Releases of cash and cash equivalents – restricted	16,858	8,500
Purchases of property and equipment	(22,314)	(11,358)
CRDA deposits	(593)	(704)
CRDA refunds	304	—

Net cash used in investing activities	(5,745)	(3,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to secure borrowings	(87)	(12)
Debt repayments	(293)	(338)

Net cash used in financing activities	(380)	(350)

Net decrease in cash and cash equivalents	(5,628)	(9,346)
Cash and cash equivalents at beginning of period	28,417	32,989

Cash and cash equivalents at end of period	$22,789	$23,643

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$10,426	$10,433
Income taxes	88	—
Non-cash transactions:
Note payable issued in connection with option land purchase	$40,000	$—

See accompanying notes.

COLONY RIH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Colony RIH Holdings, Inc., a Delaware corporation (“CRH”, the “Company”), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc., also a Delaware corporation (“RIHC”). RIHC, through its wholly-owned subsidiary, Resorts International Hotel, Inc., a New Jersey corporation (“RIH”), owns and operates Resorts Atlantic City, a casino/hotel located in Atlantic City, New Jersey. CRH also owns 100% of the common stock of Resorts Real Estate Holdings, Inc. (“RREH”), a New Jersey corporation formed on April 1, 2003 to acquire certain land subject to an option agreement (“Option Agreement”) between Kerzner International North America, Inc. (“KINA”) and RIHC. Colony RIH Holdings, Inc., Resorts International Hotel and Casino, Inc., Resorts Real Estate Holdings Inc., and Resorts International Hotels, Inc. are referred to collectively as the “Companies”.

CRH was formed at the direction of Colony Investors IV, L.P. (“Colony IV”), a Delaware limited partnership, under the laws of the State of Delaware on March 7, 2001. RIHC was formed at the direction of Colony IV on October 24, 2000.

The consolidated financial statements include the accounts of CRH and its wholly owned subsidiaries. CRH is a voluntary filer with the Securities and Exchange Commission. The accounts of CRH include RIHC, a publicly traded debt registrant, and RREH, a wholly owned subsidiary that includes $40 million of assets and liabilities related to the purchase of property. All significant intercompany accounts and transactions have been eliminated.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

For further information, refer to the consolidated financial statements and notes thereto included in CRH’s annual report on Form 10-K for the year ended December 31, 2003.

2.	OPTION LAND ACQUISITION

In conjunction with the purchase of RIH from KINA in April 2001 by CRH and RIHC, CRH obtained an option to purchase approximately 10.0 acres of real property immediately adjacent to the Resorts site and approximately 2.0 acres of real property located in the Atlantic City metropolitan area, pursuant to the Option Agreement for a total purchase price of $40.0 million. Portions of the option property (the “Option Land”) are zoned for casino hotel use and are available for future expansion. A portion of the option property was leased from KINA by RIH for use as a surface parking lot under a lease agreement whose terms ran contemporaneous with the terms of the Option Agreement. On March 18, 2004, RREH acquired the Option Land from KINA in exchange for issuance of a $40 million note by RREH to KINA. In conjunction with the acquisition of the Option Land, the Option Agreement was terminated. With the termination of the Option Agreement the lease agreement between KINA and RIHC converted to a month-to-month fair market value lease, which was amended and assigned by KINA to RREH as part of the option land purchase transaction.

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

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $6.4 million at March 31, 2004.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc. (“CIT Facility”). The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment. Loans pursuant to the CIT Facility are repayable in up to a sixty-month amortization period from the date the loan is made. Outstanding loans bear interest at the rate of LIBOR plus three and one-half percent. RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. The outstanding balance due to CIT at March 31, 2004 was $0.8 million.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million. The Commerce Facility expires on December 31, 2004. There was no outstanding balance on the Commerce Facility at March 31, 2004.

4.	REDEEMABLE COMMON STOCK

The proceeds from the sale of 1,915 shares of Class A Common Stock and 38,750 shares of Class B Common Stock have been classified separately from shareholders’ equity as “Redeemable Common Stock” in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances.

5.	INCOME TAXES

The benefit for income taxes for the quarter ended March 31, 2004 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues.

Effective July 2003, the State of New Jersey passed a state budget which requires each casino licensee to pay an annual tax equal to 7.5% of net income (as defined) subject to a minimum tax of $350,000. This tax is in effect for three years beginning with the fiscal year of July 1, 2003 to June 30, 2004. In connection with this tax, the Company recorded a provision for income taxes of $87,500 for the three months ended March 31, 2004.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act was retroactive to January 1, 2002. In accordance with the Tax Act, the Company recorded provisions for current state income tax of $205,000 and $209,000, net of federal benefit, for the three months ended March 31, 2004 and 2003, respectively.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$22,590	$28,417
Receivables, net	5,573	5,175
Inventories	1,587	1,503
Prepaid expenses and other current assets	4,306	2,766
Deferred income taxes	4,294	4,294

Total current assets	38,350	42,155
Property and equipment, net	207,805	189,609
Other assets (including $33,500 and $50,358 of restricted cash and cash equivalents in 2004 and 2003, respectively)	53,336	70,922

Total assets	$299,491	$302,686

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt	$648	$846
Accounts payable	6,216	3,390
Accrued interest payable	863	6,038
Accrued expenses and other current liabilities	17,475	16,509

Total current liabilities	25,202	26,783
Long-term debt, less current portion	183,306	183,281
Deferred income taxes	5,591	5,591

Total liabilities	214,099	215,655

Shareholder’s equity
Common stock	—	—
Capital in excess of par	77,673	77,673
Retained earnings	7,719	9,358

Total shareholder’s equity	85,392	87,031

Total liabilities and shareholder’s equity	$299,491	$302,686

See accompanying notes

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2004	2003
Revenue:
Casino	$55,212	$56,020
Lodging	3,072	2,557
Food and beverage	4,984	4,873
Other	1,850	1,362
Less: promotional allowances	(13,958)	(12,495)

Total net revenue	51,160	52,317
Costs and expenses:
Casino	27,870	29,210
Lodging	365	236
Food and beverage	2,530	2,466
Other operating	6,540	6,447
Selling, general and administrative	8,596	8,788
Depreciation and amortization	3,439	2,789
Pre-opening	17	—

Total costs and expenses	49,357	49,936

Income from operations	1,803	2,381
Interest income	169	407
Interest expense	(3,798)	(5,207)
Other expense	(56)	(209)

Loss before income taxes	(1,882)	(2,628)
Income tax benefit	243	546

Net loss	$(1,639)	$(2,082)

See accompanying notes

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,639)	$(2,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,314	2,631
Amortization of debt premiums, discounts and issuance costs	470	426
Provision for doubtful receivables	(59)	303
Other	56	18
Provision for discount on CRDA obligations, net of amortization	125	158
Changes in operating assets and liabilities:
Net increase in receivables	(339)	(35)
Net increase in inventories and prepaid expenses and other current assets	(1,624)	(1,244)
Net decrease in deferred charges and other assets	248	19
Net increase (decrease) in accounts payable and accrued expenses	3,682	(453)
Net decrease in interest payable	(5,175)	(5,175)

Net cash used in operating activities	(941)	(5,434)

CASH FLOWS FROM INVESTING ACTIVITIES:
Releases of cash and cash equivalents-restricted	16,858	8,500
Purchases of property and equipment	(21,075)	(11,358)
CRDA deposits	(593)	(704)
CRDA refunds	304	—

Net cash used in investing activities	(4,506)	(3,562)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to secure borrowings	(87)	(12)
Debt repayments	(293)	(338)

Net cash used in financing activities	$(380)	$(350)

Net decrease in cash and cash equivalents	(5,827)	(9,346)
Cash and cash equivalents at beginning of period	28,417	32,989

Cash and cash equivalents at end of period	$22,590	$23,643

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$10,426	$10,433
Income taxes	88	—

See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For the further information, refer to the consolidated financial statements and notes thereto included in CRH’s annual report on Form 10-K for the year ended December 31, 2003.

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

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $6.4 million at March 31, 2004.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc. (“CIT Facility”). The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment. Loans pursuant to the CIT Facility are repayable in up to a sixty-month amortization period from the date the loan is made. Outstanding loans bear interest at the rate of LIBOR plus three and one-half percent. RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. The outstanding balance due to CIT at March 31, 2004 was $0.8 million.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million. The Commerce Facility expires on December 31, 2004. There was no outstanding balance on the Commerce Facility at March 31, 2004.

3.	INCOME TAXES

The benefit for income taxes for the quarter ended March 31, 2004 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues.

Effective July 2003, the State of New Jersey passed a state budget which requires each casino licensee to pay an annual tax equal to 7.5% of net income (as defined) subject to a minimum tax of $350,000. This tax is in effect for three years beginning with the fiscal year of July 1, 2003 to June 30, 2004. In connection with this tax, the Company recorded a provision for income taxes of $87,500 for the three months ended March 31, 2004.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act was retroactive to January 1, 2002. In accordance with the Tax Act, the Company recorded provisions for current state income tax of $205,000 and $209,000, net of federal benefit, for the three months ended March 31, 2004 and 2003, respectively.

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

The following discussion and analysis as well as the associated tables are based on the financial statements of RIHC. The financial statements of CRH and RIHC are materially similar with certain differences related to the following:

(i)	the financial statements of CRH include the financial statements of RREH, which acquired the Option Land on March 18, 2004 and issued a $40 million note to KINA in payment thereof; and

(ii)	the financial statements of CRH classify certain equity instruments separately from shareholders’ equity as redeemable common stock in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances.

A reconciliation of selected financial information between RIHC and CRH is as follows:

Assets

	March 31, 2004	December 31, 2003
	($ in thousands)
Total assets of RIHC	$299,491	$302,686
Basis of Option Land acquired	41,239	—
Balance of security deposit paid to RREH	(1,216)	—
Other	175	—

Total assets of CRH	$339,689	$302,686

Liabilities

	March 31, 2004	December 31, 2003
	($ in thousands)
Total liabilities of RIHC	$214,099	$215,655
Note payable	40,000	—
Redeemable common stock	3,875	3,875
Other	126	—

Total liabilities of CRH	$258,100	$219,530

Equity

	March 31, 2004	December 31, 2003
	($ in thousands)
Total shareholder’s equity of RIHC	$85,392	$87,031
Redeemable common stock	(3,875)	(3,875)
Intercompany rent	72	—

Total shareholders’ equity of CRH	$81,589	$83,156

Net Loss

	Three Months Ended March 31,
	2004	2003
	($ in thousands)
Net loss of RIHC	$(1,639)	$(2,082)
Intercompany rent	72	—

Net loss of CRH	$(1,567)	$(2,082)

Executive Overview

CRH was formed at the direction of Colony Investors IV, L.P. (“Colony IV”), an affiliate of Colony Capital, LLC (“Colony Capital”) of Los Angeles, California, on March 7, 2001. CRH is owned by Colony IV, Colony RIH Voteco, LLC (“Voteco”), another affiliate of Colony Capital, and Nicholas L. Ribis, a Director and executive officer of both CRH, RIHC and RREH. RIHC and RREH are wholly-owned subsidiaries of CRH and were formed at the direction of Colony IV on October 24, 2000 and April 1, 2003, respectively. RIH is RIHC’s wholly-owned subsidiary. RIH owns and operates Resorts Atlantic City, a casino hotel in Atlantic City.

On September 4, 2002, RIHC decommissioned the 166-room Atlantic City Tower in anticipation of beginning construction in November 2002 of a 27-story hotel tower on the same site. The expansion will add approximately 400 hotel rooms and suites, 25,000 square feet of additional gaming space, 840 slot machines and 11 table games as compared to March 31, 2004 levels. In addition, the expansion plans include the relocation and expansion of the hotel lobby and porte cochere. The expansion is anticipated to cost approximately $118.1 million and is expected to be completed by the end of the second quarter of 2004. Management anticipates that the opening of the hotel expansion in mid-2004 will have a positive impact on operating results in the coming year, and are focusing current efforts on positioning RIH to capitalize on that impact.

Key Performance Indicators

RIHC generates the majority of its net revenues from gaming operations, therefore many of the key performance indicators that management uses to manage its business are related to the casino. The key indicators related to gaming revenue are as follows:

•	Table games drop (the dollar amount of chips purchased) and slot handle (the dollar amounts wagered in slot machines), which are indicators of volume;

•	The hold percentage (the percentage of win to drop or handle); Resorts typical table games hold percentage is in the range of 15% to 17% of table games drop, and its typical slot hold percentage is in the range of 7% to 8% of slot handle.

Key performance indicators related to non-gaming revenues include hotel occupancy, an indicator of volume in the hotel, and restaurant covers (number of meals served), also a volume indicator.

RIHC also considers “EBITDA” to be a key indicator of its performance. EBITDA is income from operations before deducting depreciation and amortization. Management believes that EBITDA is a commonly used measure of performance in the gaming industry, and uses it as the primary measurement in evaluating management’s operating performance. EBITDA should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles, or “GAAP”) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with GAAP. All companies do not calculate EBITDA in the same manner. The following table reflects a reconciliation of EBITDA to net income as determined in accordance with GAAP for the periods indicated:

	Three months ended March 31,
	2004	2003
	($ in thousands)
Total net revenues	$51,160	$52,317
Operating expenses	45,918	47,147

EBITDA	5,242	5,170
Depreciation and amortization	3,439	2,789

Income from operations	1,803	2,381
Interest income	169	407
Interest expense	(3,798)	(5,207)
Other expense	(56)	(209)
Income tax benefit	243	546

Net loss	$(1,639)	$(2,082)

Operating Results

Revenues

The following table presents the detail of RIHC’s net revenues for the periods noted:

	Three months ended March 31,
	2004	% change		2003
	($ in thousands)
Casino revenues:
Slots	$39,129	(3.0%	)	$40,329
Table games	15,723	2.8%		15,294
Other	360	(9.3%	)	397

Total casino revenues	55,212	(1.4%	)	56,020
Non-casino revenue:
Food and beverage	4,984	2.3%		4,873
Lodging	3,072	20.1%		2,557
Entertainment, retail and other	1,850	35.8%		1,362

Total non-casino revenues	9,906	12.7%		8,792
Less: promotional allowances	(13,958)	11.7%		(12,495)

Total net revenues	$51,160	(2.2%	)	$52,317

The decrease in slot revenues in 2004 was due to a $30.0 million (5.6%) decrease in slot handle to $503.3 million from $533.3 million in 2003, while the 2004 net slot hold increased to 7.8% from the 2003 net slot hold of 7.6%. The decrease in slot handle resulted from a decline in the number of slot units due to the expansion project as well as the impact of the opening of the Borgata Hotel Casino and Spa in July 2003.

The increase in table games revenues in 2004 was due to a combination of a table games hold increase in 2004 to 17.3% from 16.3% in 2003 offset by a 2.7% decrease in table drop to $91.0 million in 2004 from $93.5 million in 2003.

The increase in food and beverage revenues in 2004 was due to a 2.6% increase in the average price per cover to $14.50 in 2004 from $14.13 in 2003. The total number of restaurant covers (meals served) decreased 5,108 (1.8%) to 283,819 in 2004 from 288,927 in 2003.

The increase in lodging revenues in 2004 resulted from an increase in the rate recorded for complimentary rooms. Hotel occupancy in 2004 decreased to 88.1% from 94.9% in 2003.

The increase in entertainment, retail, and other revenue in 2004 was due to the opening of “The Screening Room”, and “The Improv”, two new entertainment venues that contributed to the 45.7% increase in entertainment revenue.

Promotional allowances are expenses incurred by Resorts for complimentary services (goods and services provided free of charge to gaming patrons) and cash incentives given to gaming patrons. The increase in cash promotions given to patrons accounted for a $0.9 million (13.4%) increase resulting from efforts to increase traffic through the property in anticipation of the hotel tower opening later this year.

Operating Results

The following table presents the detail of RIHC’s operating results for the periods noted:

	Three months ended March 31,
	2004	% change		2003
	($ in thousands)
Total net revenues	$51,160	(2.2%	)	$52,317
Costs and expenses:
Casino and hotel operations	37,305	(2.7%	)	38,359
Selling, general and administrative	8,596	(2.2%	)	8,788
Depreciation and amortization	3,439	23.3%		2,789
Pre-opening	17	—		—

Total costs and expenses	49,357	(1.2%	)	49,936

Income from operations	$1,803	(24.3%	)	$2,381

The on-going Hotel Expansion Project has continued to effect volumes throughout the property during 2004. As a result, revenues and expenses have remained level with 2003 figures. Management continuously monitors and adjusts staffing levels in response to the declines in business in order to offset the reductions in revenues.

The increase in depreciation and amortization expense for the 2004 was due to a $9.9 million (6.8%) increase in depreciable assets including an $8.8 million (28.0%) increase in furniture, fixtures and equipment.

Non-Operating Results

The following table presents information related to RIHC’s non-operating income and expenses for the periods noted:

	Three months ended March 31,
	2004	2003
	($ in thousands)
Interest income	$169	$407
Interest expense:
Total interest cost	$5,721	$5,688
Less: capitalized interest	(1,923)	(481)

Interest expense, net	$3,798	$5,207
Other expense	$56	$209

The reduction in interest income is related to the change in Resorts’ restricted cash balance for the Hotel Expansion Project. Resorts received an influx of cash with the sale of the First Mortgage Notes on March 22, 2002. From the proceeds of the sale of the First Mortgage Notes, $89.4 million was deposited in a construction disbursement account for use in construction of the hotel tower. In addition, $10.0 million of the restricted cash was deposited in a liquidity disbursement account to be used for working capital in the event RIHC’s Consolidated EBITDA, as defined in the First Mortgage Notes Indenture, for any four fiscal quarters ending on or prior to December 31, 2004, is less than $28 million. Draws on the construction disbursement account since that time have decreased the restricted cash balance to $33.5 million as of March 31, 2004 from $81.5 million at March 31, 2003.

The decrease in net interest expense in 2004 is due to a $1.4 million increase in capitalized interest. Total interest cost for 2004 are in line with 2003 levels. Capitalization of interest will cease when the tower is ready for its intended use which is anticipated to be at the end of the second quarter.

Income Taxes

The following table presents information related to RIHC’s income tax benefit for the periods noted:

	Three months ended March 31,
	2004	2003
	($ in thousands)
Federal income tax benefit	$(535)	$(755)
NJ state income tax	205	209
NJ casino net profits tax	87	—

Total income tax benefit	$(243)	$(546)

On June 30, 2003, the State of New Jersey amended the Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2004 through 2006. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $350,000 annually. For the three months ended March 31, 2004, the Company recorded a provision of $87,500 for this tax.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. This tax was retroactive to January 1, 2002.

Liquidity and Capital Resources

RIHC’s cash flows consisted of the following:

	Three months ended March 31,
	2004	2003
	($ in thousands)
Net cash provided by operations	$(941)	$(5,434)
Cash flows from investing activities:
Purchases of property and equipment	(21,075)	(11,358)
Releases of restricted cash	16,858	8,500
CRDA refunds (deposits), net	(289)	(704)

Net cash used in investing activities	(4,506)	(3,562)
Cash flows from financing activities:
Debt repayments	(293)	(338)
Other	(87)	(12)

Net cash used in financing activities	(380)	(350)
Net increase (decrease) in cash and cash equivalents	$(5,827)	$(9,346)

Cash flows from Operating Activities

Income from operations for the first quarter of 2004 is relatively flat with the first quarter of 2003 after eliminating the increase in depreciation and amortization, which does not affect cash flow. The improvement in cash flow from operations over last year resulted primarily from favorable working capital changes, including a $3.7 million increase in accounts payable and accrued expenses, compared to a $0.5 million decrease in those items in 2003.

Cash Flows from Investing Activities

During the three months ended March 31, 2004, RIHC expended $21.1 million for the purchase of property and equipment, which includes $17.7 million for the construction of the new hotel tower, $1.9 million of capitalized interest related to the construction of the new hotel tower, and $1.5 million for other expenditures, such as the purchase of new slot machines and related equipment, computer upgrades, and other facility improvements.

At March 31, 2004, RIHC had a restricted cash balance of $33.5 million, which is included in other assets on RIHC’s Consolidated Balance Sheet. The restricted cash consists of the unexpended portion of the proceeds of RIHC’s First Mortgage Notes which are to be used to finance the cost to develop, construct, and equip the new hotel tower. In addition, $10.0 million of the restricted cash has been deposited in a liquidity disbursement account to be used for working capital in the event RIHC’s EBITDA, as defined in the First Mortgage Notes Indenture, for any four fiscal quarters ending on or prior to December 31, 2004, is less than $28 million. At the end of the measurement period referred to in the previous sentence, RIHC will be permitted to secure a release of any unutilized amount in the liquidity disbursement account for use in its business or to fund a dividend to CRH to return such unutilized amount to CRH’s stockholders.

The CRDA will reimburse certain costs associated with the hotel tower construction, totaling approximately $13.1 million through 2008. Approximately $9.2 million of these reimbursements were received by RIHC in 2003 and $304,000 of these reimbursements were received by RIHC during the three months ended March 31, 2004.

Cash Flows from Financing Activities

Cash used in financing activities represents principle payments required on outstanding long term debt as well as costs incurred to acquire and/or amend new debt.

Other Factors Affecting Liquidity

In June 2002, RIH entered into a $20.0 million credit facility, the proceeds of which are to be used for the acquisition of furniture, fixtures, and equipment. RIHC has guaranteed the obligations of RIH under this equipment credit facility. RIH intends to use $15.0 million of the equipment credit facility to purchase furniture, fixtures, and equipment for the new hotel tower and the expanded gaming facility. The outstanding balance due to CIT at March 31, 2004 was $0.8 million. In November 2002, RIH also entered into a $10.0 million revolving credit facility, against which a standby letter of credit in the amount of $1.7 million has been issued, leaving an availability of $8.3 million as of March 31, 2004.

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Agreement”) with an energy supplier. The initial term of the Agreement is 20 years, renewable at RIH’s option for two additional five year terms. The Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value is estimated at $6.5 million, for which payments during the three month period ending March 31, 2004, were $30,000 including interest, with the total payments over the 20 year initial term estimated at $9.6 million including interest, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year.

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

Off Balance Sheet Arrangements

RIHC does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on RIHC’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material.

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

On February 9, 2004, the Company filed Form 8-K pursuant to Item 12. “Results of Operations and Financial Condition”, accompanied by a copy of the press release announcing the Company’s financial results for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2004

COLONY RIH HOLDINGS, INC.

By:	/s/ JOSEPH P. WEIS

Name:	Joseph P. Weis
Title:	Senior Vice President Finance/CFO (Duly Authorized Officer and Principal Financial Officer)

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

By:	/s/ JOSEPH P. WEIS

Name:	Joseph P. Weis
Title:	Senior Vice President Finance/CFO (Duly Authorized Officer and Principal Financial Officer)