Form 10-Q
period 2004-06-30
COLONY RIH HOLDINGS INC; RESORTS INTERNATIONAL HOTEL & CASINO INC
filed 2004-08-16
CIK 1141270, 1141271

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

The number of shares outstanding of Colony RIH Holdings, Inc.’s Class A Common Stock, $0.01 par value, was 38,295 and the number of shares outstanding of Colony RIH Holdings, Inc.’s Class B Common Stock, $0.01 par value, was 774,982, each as of August 13, 2004.

The number of shares outstanding of Resorts International Hotel and Casino, Inc.’s Common Stock, $0.01 par value, was 100 as of August 13, 2004.

COLONY RIH HOLDINGS, INC.

AND

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Condensed Consolidated Balance Sheets of Colony RIH Holdings, Inc. at June 30, 2004 and December 31, 2003	2

	Condensed Consolidated Statements of Operations of Colony RIH Holdings, Inc. for the three and six months ended June 30, 2004 and 2003	3

	Condensed Consolidated Statements of Cash Flows of Colony RIH Holdings, Inc. for the six months ended June 30, 2004 and 2003	4

	Notes to Condensed Consolidated Financial Statements of Colony RIH Holdings, Inc.	5

	Condensed Consolidated Balance Sheets of Resorts International Hotel and Casino, Inc. at June 30, 2004 and December 31, 2003	8

	Condensed Consolidated Statements of Operations of Resorts International Hotel and Casino, Inc. for the three and six months ended June 30, 2004 and 2003	9

	Condensed Consolidated Statements of Cash Flows of Resorts International Hotel and Casino, Inc. for the six months ended June 30, 2004 and 2003	10

	Notes to Condensed Consolidated Financial Statements of Resorts International Hotel and Casino, Inc.	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits and Reports on Form 8-K	22

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$23,847	$28,417
Receivables, net	5,745	5,175
Inventories	1,966	1,503
Prepaid expenses and other current assets	4,144	2,766
Deferred income taxes	4,294	4,294

Total current assets	39,996	42,155
Property and equipment, net	283,858	189,609
Other assets (including $17,273 and $50,358 of restricted cash and cash equivalents in 2004 and 2003, respectively)	35,538	70,922

Total assets	$359,392	$302,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$4,284	$846
Accounts payable	7,432	3,390
Accrued interest payable	6,043	6,038
Accrued expenses and other current liabilities	17,012	16,509

Total current liabilities	34,771	26,783

Long-term debt, less current portion	233,532	183,281
Deferred income taxes	5,591	5,591
Redeemable common stock	3,875	3,875

Total liabilities	277,769	219,530

Shareholders’ equity
Common stock:
Class A	—	—
Class B	8	8
Capital in excess of par	73,790	73,790
Retained earnings	7,825	9,358

Total shareholders’ equity	81,623	83,156

Total liabilities and shareholders’ equity	$359,392	$302,686

See accompanying notes

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue:
Casino	$62,492	$63,012	$117,704	$119,032
Lodging	3,775	2,635	6,847	5,192
Food and beverage	5,972	5,800	10,956	10,673
Other	2,792	1,694	4,642	3,056
Less: promotional allowances	(16,960)	(14,340)	(30,918)	(26,835)

Total net revenue	58,071	58,801	109,231	111,118

Costs and expenses:
Casino	29,142	30,637	57,012	59,847
Lodging	684	253	1,049	489
Food and beverage	3,315	3,131	5,845	5,597
Other operating	7,227	6,228	13,767	12,675
Selling, general, and administrative	8,254	7,927	16,778	16,715
Depreciation and amortization	4,161	3,005	7,600	5,794
Pre-opening	2,145	—	2,162	—

Total costs and expenses	54,928	51,181	104,213	101,117

Income from operations	3,143	7,620	5,018	10,001
Interest income	112	443	281	850
Interest expense	(3,626)	(5,022)	(7,424)	(10,229)
Other income (expense)	816	(11)	760	(220)

Income (loss) before income taxes	445	3,030	(1,365)	402
Provision for income taxes	(411)	(1,389)	(168)	(843)

Net income (loss)	$34	$1,641	$(1,533)	$(441)

See accompanying notes.

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,533)	$(441)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,521	5,378
Amortization of debt premiums, discounts and issuance costs	941	856
Provision for doubtful receivables	(61)	356
Gain on disposal of fixed assets	(759)	—
Provision for discount on CRDA obligations, net of amortization	1,079	416
Other	—	26
Changes in operating assets and liabilities:
Net increase in receivables	(509)	(475)
Net increase in inventories and prepaid expenses and other current assets	(1,841)	(1,449)
Net decrease in deferred charges and other assets	764	63
Net increase (decrease) in accounts payable and accrued expenses	4,343	(304)
Net increase in interest payable	5	—

Net cash provided by operating activities	8,950	4,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Releases of cash and cash equivalents – restricted	33,085	12,786
Proceeds from sale of fixed assets	1,249	—
Purchases of property and equipment	(55,200)	(19,822)
CRDA deposits	(1,296)	(1,409)
CRDA refunds	433	—

Net cash used in investing activities	(21,729)	(8,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	9,282	—
Payments to secure borrowings	(135)	(12)
Debt repayments	(938)	(518)

Net cash provided by (used in) financing activities	8,209	(530)

Net decrease in cash and cash equivalents	(4,570)	(4,549)
Cash and cash equivalents at beginning of period	28,417	32,989

Cash and cash equivalents at end of period	$23,847	$28,440

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$10,537	$10,505
Income taxes	650	(275)
Non-cash transactions:
Note payable issued in connection with option land purchase	$40,000	$—
Note payable issued in connection with warehouse purchase	600	—
Obligations incurred for the purchase of property and equipment	4,500	—

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

The accompanying unaudited consolidated financial statements include the accounts of CRH and its wholly owned subsidiaries. CRH is a voluntary filer with the Securities and Exchange Commission. The accounts of CRH include RIHC, a publicly traded debt registrant, and RREH, a wholly owned subsidiary that includes $40 million of assets and liabilities related to the purchase of property. All significant intercompany accounts and transactions have been eliminated.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included.

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

In January 2004, CRH announced that it had reached agreement with KINA to acquire the Option Land, subject to the approval of the New Jersey Casino Control Commission, which approval was received on March 17, 2004. Following the approval, the Option Land was acquired by RREH on March 18, 2004 in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note will mature immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes which are due March 22, 2009. No principal payments are required on the $40 million note until it reaches maturity. Interest on the $40 million note is payable semi-annually, and is calculated at the following annual rates: 0% through September 2004, 4% from October 2004 through March 2006, 6% from April 2006 through March 2008, and 9% from April 2008 through March 2009. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio (the ratio of Consolidated EBITDA to Fixed Charges, all as further defined in the First Mortgage Notes Indenture) of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed is initially limited to $20 million increasing by $5 million each year.

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $6.4 million at June 30, 2004.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc. (“CIT Facility”). The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment. Loans pursuant to the CIT Facility are repayable in up to a sixty-month amortization period from the date the loan is made. Outstanding loans bear interest at the rate of LIBOR plus three and one-half percent. RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. The outstanding balance due to CIT at June 30, 2004 was $14.0 million.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million. The Commerce Facility expires on June 30, 2005. There was no outstanding balance on the Commerce Facility at June 30, 2004.

4. REDEEMABLE COMMON STOCK

The proceeds from the sale of 1,915 shares of Class A Common Stock and 38,750 shares of Class B Common Stock have been classified separately from shareholders’ equity as “Redeemable Common Stock” in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances.

5. INCOME TAXES

The benefit for income taxes for the three and six months ended June 30, 2004 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues.

Effective July 2003, the State of New Jersey passed a state budget which requires each casino licensee to pay an annual tax equal to 7.5% of net income (as defined) subject to a minimum tax of $350,000. This tax is in effect for three years beginning with the fiscal year of July 1, 2003 to June 30, 2004. In connection with this tax, the Company recorded a provision for income taxes of $175,000 for the six months ended June 30, 2004.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act was retroactive to January 1, 2002. In accordance with the Tax Act, the Company recorded provisions for current state income tax of $437,000 and $444,000, net of federal benefit, for the six months ended June 30, 2004 and 2003, respectively.

6. PRE-OPENING EXPENSES

For the three and six months ended June 30, 2004, the Company recorded $2.1 million and $2.2 million, respectively, of pre-opening expenses, primarily advertising and related costs, to promote the opening of the expanded casino and hotel facility.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$23,774	$28,417
Receivables, net	5,745	5,175
Inventories	1,966	1,503
Prepaid expenses and other current assets	4,745	2,766
Deferred income taxes	4,294	4,294

Total current assets	40,524	42,155
Property and equipment, net	242,619	189,609
Other assets (including $17,273 and $50,358 of restricted cash and cash equivalents in 2004 and 2003, respectively)	35,714	70,922

Total assets	$318,857	$302,686

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt	$4,284	$846
Accounts payable	7,432	3,390
Accrued interest payable	6,043	6,038
Accrued expenses and other current liabilities	17,012	16,509

Total current liabilities	34,771	26,783
Long-term debt, less current portion	193,532	183,281
Deferred income taxes	5,591	5,591

Total liabilities	233,894	215,655

Shareholder’s equity
Common stock	—	—
Capital in excess of par	77,673	77,673
Retained earnings	7,290	9,358

Total shareholder’s equity	84,963	87,031

Total liabilities and shareholder’s equity	$318,857	$302,686

See accompanying notes

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenue:
Casino	$62,492	$63,012	$117,704	$119,032
Lodging	3,775	2,635	6,847	5,192
Food and beverage	5,972	5,800	10,956	10,673
Other	2,792	1,694	4,642	3,056
Less: promotional allowances	(16,960)	(14,340)	(30,918)	(26,835)

Total net revenue	58,071	58,801	109,231	111,118

Costs and expenses:
Casino	29,142	30,637	57,012	59,847
Lodging	684	253	1,049	489
Food and beverage	3,315	3,131	5,845	5,597
Other operating	7,227	6,228	13,767	12,675
Selling, general, and administrative	8,717	7,927	17,313	16,715
Depreciation and amortization	4,161	3,005	7,600	5,794
Pre-opening	2,145	—	2,162	—

Total costs and expenses	55,391	51,181	104,748	101,117

Income from operations	2,680	7,620	4,483	10,001
Interest income	112	443	281	850
Interest expense	(3,626)	(5,022)	(7,424)	(10,229)
Other income (expense)	816	(11)	760	(220)

Income (loss) before income taxes	(18)	3,030	(1,900)	402
Provision for income taxes	(411)	(1,389)	(168)	(843)

Net income (loss)	$(429)	$1,641	$(2,068)	$(441)

See accompanying notes

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,068)	$(441)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,521	5,378
Amortization of debt premiums, discounts and issuance costs	941	856
Provision for doubtful receivables	(61)	356
Gain on disposal of fixed assets	(759)	—
Provision for discount on CRDA obligations, net of amortization	1,079	416
Other	—	26
Changes in operating assets and liabilities:
Net increase in receivables	(509)	(475)
Net increase in inventories and prepaid expenses and other current assets	(2,442)	(1,449)
Net decrease in deferred charges and other assets	588	63
Net increase (decrease) in accounts payable and accrued expenses	4,343	(304)
Net increase in interest payable	5	—

Net cash provided by operating activities	7,638	4,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Releases of cash and cash equivalents-restricted	33,085	12,786
Proceeds from sale of fixed assets	1,249	—
Purchases of property and equipment	(53,961)	(19,822)
CRDA deposits	(1,296)	(1,409)
CRDA refunds	433	—

Net cash used in investing activities	(20,490)	(8,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	9,282	—
Payments to secure borrowings	(135)	(12)
Debt repayments	(938)	(518)

Net cash provided by (used in) financing activities	$8,209	$(530)

Net decrease in cash and cash equivalents	(4,643)	(4,549)
Cash and cash equivalents at beginning of period	28,417	32,989

Cash and cash equivalents at end of period	$23,774	$28,440

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$10,537	$10,505
Income taxes	650	(275)
Non-cash transactions:
Note payable issued in connection with warehouse purchase	$600	$—
Obligations incurred for the purchase of property and equipment	4,500	—

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

The accompanying unaudited consolidated financial statements include the accounts of RIHC and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included.

For the further information, refer to the consolidated financial statements and notes thereto included in RIHC’s annual report on Form 10-K for the year ended December 31, 2003.

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

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $6.4 million at June 30, 2004.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc. (“CIT Facility”). The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment. Loans pursuant to the CIT Facility are repayable in up to a sixty-month amortization period from the date the loan is made. Outstanding loans bear interest at the rate of LIBOR plus three and one-half percent. RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. The outstanding balance due to CIT at June 30, 2004 was $14.0 million.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million. The Commerce Facility expires on June 30, 2005. There was no outstanding balance on the Commerce Facility at June 30, 2004.

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

3. INCOME TAXES

The benefit for income taxes for the three and six months ended June 30, 2004 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues.

Effective July 2003, the State of New Jersey passed a state budget which requires each casino licensee to pay an annual tax equal to 7.5% of net income (as defined) subject to a minimum tax of $350,000. This tax is in effect for three years beginning with the fiscal year of July 1, 2003 to June 30, 2004. In connection with this tax, the Company recorded a provision for income taxes of $175,000 for the six months ended June 30, 2004.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act was retroactive to January 1, 2002. In accordance with the Tax Act, the Company recorded provisions for current state income tax of $437,000 and $444,000, net of federal benefit, for the six months ended June 30, 2004 and 2003, respectively.

4. PRE-OPENING EXPENSES

For the three and six months ended June 30, 2004, the Company recorded $2.1 million and $2.2 million, respectively, of pre-opening expenses, primarily advertising and related costs, to promote the opening of the expanded casino and hotel facility.

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

(ii)	the financial statements of CRH classify certain equity instruments separately from shareholders’ equity as redeemable common stock in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances.

A reconciliation of selected financial information between RIHC and CRH is as follows:

Assets

	June 30, 2004	December 31, 2003
	($ in thousands)
Total assets of RIHC	$318,857	$302,686
Basis of Option Land acquired	41,239	—
Balance of security deposit paid to RREH	(601)	—
Other	(103)	—

Total assets of CRH	$359,392	$302,686

Liabilities

	June 30, 2004	December 31, 2003
	($ in thousands)
Total liabilities of RIHC	$233,894	$215,655
Note payable	40,000	—
Redeemable common stock	3,875	3,875

Total liabilities of CRH	$277,769	$219,530

Equity

	June 30, 2004	December 31, 2003
	($ in thousands)
Total shareholder’s equity of RIHC	$84,963	$87,031
Redeemable common stock	(3,875)	(3,875)
Intercompany rent	535	—

Total shareholders’ equity of CRH	$81,623	$83,156

Net Loss

	Six months ended June 30,
	2004	2003
	($ in thousands)
Net loss of RIHC	$(2,068)	$(441)
Intercompany rent	535	—

Net loss of CRH	$(1,533)	$(441)

Executive Overview

CRH was formed at the direction of Colony Investors IV, L.P. (“Colony IV”), an affiliate of Colony Capital, LLC (“Colony Capital”) of Los Angeles, California, on March 7, 2001. CRH is owned by Colony IV, Colony RIH Voteco, LLC (“Voteco”), another affiliate of Colony Capital, and Nicholas L. Ribis, a Director and executive officer of CRH, RIHC and RREH. RIHC and RREH are wholly-owned subsidiaries of CRH and were formed at the direction of Colony IV on October 24, 2000 and April 1, 2003, respectively. RIH is RIHC’s wholly-owned subsidiary. RIH owns and operates Resorts Atlantic City, a casino hotel in Atlantic City.

On September 4, 2002, RIHC decommissioned the 166-room Atlantic City Tower in anticipation of beginning construction in November 2002 of a 27-story hotel tower on the same site. The expansion was substantially completed in the second quarter of 2004. The expansion added approximately 400 hotel rooms and suites, 25,000 square feet of additional gaming space, 840 slot machines and 11 table games as compared to June 30, 2003 levels. In addition, the expansion included the relocation and expansion of the hotel lobby and porte cochere. RIHC opened the expanded gaming space on May 28, 2004, and began opening rooms to the public on June 16, 2004. The grand opening ceremony for the new tower was held over the July 4th weekend. The expansion is anticipated to cost approximately $118.1 million. Management anticipates that the opening of the hotel expansion will have a positive impact on operating results in the coming year and is focusing current efforts on positioning RIHC to capitalize on that impact.

Key Performance Indicators

RIHC generates the majority of its net revenues from gaming operations, therefore many of the key performance indicators that management uses to manage its business are related to the casino. The key indicators related to gaming revenue are as follows:

•	Table games drop (the dollar amount of chips purchased) and slot handle (the dollar amounts wagered in slot machines), which are indicators of volume;

•	The hold percentage (the percentage of win to drop or handle); Resorts typical table games hold percentage is in the 15% range and its typical slot hold percentage is in the 8% range.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	($ in thousands)
Total net revenues	$58,071	$58,801	$109,231	$111,118
Operating expenses	49,085	48,176	94,986	95,323
Pre-opening expenses	2,145	—	2,162	—

EBITDA	6,841	10,625	12,083	15,795
Depreciation and amortization	4,161	3,005	7,600	5,794

Income from operations	2,680	7,620	4,483	10,001

Interest income	112	443	281	850
Interest expense	(3,626)	(5,022)	(7,424)	(10,229)
Other income (expense)	816	(11)	760	(220)
Provision for income taxes	(411)	(1,389)	(168)	(843)

Net income (loss)	$(429)	$1,641	$(2,068)	$(441)

Operating Results

Revenues

The following table presents the detail of RIHC’s net revenues for the periods noted:

	For the three months ended June 30,			For the six months ended June 30,
	2004	% change	2003	2004	% change	2003
	($ in thousands)
Casino revenues:
Slots	$46,733	(1.8)%	$47,605	$85,862	(2.4)%	$87,934
Table games	15,380	2.5%	15,011	31,103	2.6%	30,305
Other	379	(4.3)%	396	739	(6.8)%	793

Total casino revenues	62,492	(0.8)%	63,012	117,704	(1.1)%	119,032

Non-casino revenue:
Food and beverage	5,972	3.0%	5,800	10,956	2.7%	10,673
Lodging	3,775	43.3%	2,635	6,847	31.9%	5,192
Entertainment, retail and other	2,792	64.8%	1,694	4,642	51.9%	3,056

Total non-casino revenues	12,539	23.8%	10,129	22,445	18.6%	18,921

Less: promotional allowances	(16,960)	18.3%	(14,340)	(30,918)	15.2%	(26,835)

Total net revenues	$58,071	(1.2)%	$58,801	$109,231	(1.7)%	$111,118

Three months ended June 30, 2004 and 2003

The decrease in slot revenues for the three months ended June 30, 2004 was due to an $18 million (3%) decrease in slot handle to $584.5 million from $602.5 million for the same period of 2003. The decrease in slot handle resulted from the impact of the opening of the Borgata Hotel Casino and Spa in July 2003 as well as a decline in traffic throughout the property due to disruption during the construction of the expansion project. Slot business began to increase with the addition of 840 slot machines during the Memorial Day weekend and the opening of new hotel rooms over the final two weeks of June.

The increase in table games revenues for the three months ended June 30, 2004 was due to a table games hold increase to 16.4% from 15.2% in same period of 2003, partially offset by a $5 million (5%) decrease in table drop to $94 million for the three months ended June 30, 2004 from $99 million in 2003.

The increase in lodging revenues for the three months ended June 30, 2004 resulted from an increase in the rate recorded for complimentary rooms. Hotel occupancy for the three months ended June 30, 2004 decreased to 92.6% from 97.2% in the same period of 2003.

The increase in entertainment, retail, and other revenue in 2004 was due to the opening of “The Screening Room”, and “The Improv”, two entertainment venues that contributed to the 108% increase in entertainment revenue.

Promotional allowances are expenses incurred by Resorts for complimentary services (goods and services provided free of charge to gaming patrons) and cash incentives given to gaming patrons. The increase in cash promotions given to patrons accounted for a $2 million (21%) increase resulting from efforts to increase traffic through the property in anticipation of the hotel tower opening.

Six months ended June 30, 2004 and 2003

The decrease in slot revenues for the six months ended June 30, 2004 was due to a $48 million (4%) decrease in slot handle to $1,088 million from $1,136 million for the same period of 2003, while the net slot hold for the six months ended June 30, 2003 increased to 7.9% from the 2003 net slot hold of 7.7%. The decrease in slot handle resulted from the impact of the opening of the Borgata Hotel Casino and Spa in July 2003 as well as a decline in traffic throughout the property due to disruption during the construction of the expansion project.

The increase in table games revenues for the six months ended June 30, 2004 was due to a table games hold increase in 2004 to 16.8% from 15.8% for the same period of 2003 offset by a $7 million (4%) decrease in table drop to $185 million from $192 million in 2003.

The increase in lodging revenues for the six months ended June 30, 2004 resulted from an increase in the rate recorded for complimentary rooms. Hotel occupancy for the six months ended June 30, 2004 decreased to 90.5% from 96.1% for the same period of 2003.

The increase in entertainment, retail, and other revenue for the six months ended June 30, 2004 was due to the opening of “The Screening Room”, and “The Improv”, two entertainment venues that contributed to the 79% increase in entertainment revenue.

The increase in cash promotions given to patrons, which accounted for the majority of the increase in promotional allowances, was approximately $3 million (15%) resulting from efforts to increase traffic through the property in anticipation of the hotel tower opening.

Operating Results

The following table presents the detail of RIHC’s operating results for the periods noted:

	For the three months ended June 30,			For the six months ended June 30,
	2004	% change	2003	2004	% change	2003
	($ in thousands)
Total net revenues	$58,071	(1.2)%	$58,801	$109,231	(1.7)%	$111,118
Cost and expenses:
Casino and hotel operations	40,368	0.3%	40,249	77,673	(1.2)%	78,608
Selling general and administrative	8,717	10.0%	7,927	17,313	3.6%	16,715
Depreciation and amortization	4,161	38.5%	3,005	7,600	31.2%	5,794
Pre-opening	2,145	—	—	2,162	—	—

Total cost and expenses	55,391	8.2%	51,181	104,748	3.6%	101,117

Income from operations	$2,680	(64.8)%	$7,620	$4,483	(55.2)%	$10,001

The on-going Hotel Expansion Project has continued to effect volumes throughout the property during 2004. As a result, revenues and expenses have remained level with 2003 figures. The increase in selling, general, and administrative costs for the three months ended June 30, 2004 was due to increased real estate taxes due to the purchase of the Option Land as well as increased taxes imposed by New Jersey on complimentary rooms, food, beverage and admissions which was effective July 1, 2003. Management continuously monitored and adjusted staffing levels in response to the declines in business in order to offset the reductions in revenues, however this was offset by the additional labor required for the opening of the casino and hotel expansion. Pre-opening expenses include certain costs, primarily advertising and related costs, to promote the opening of the expanded casino and hotel facility.

The increases in depreciation and amortization expense for the three and six months periods ended June 30, 2004 were due to increases in depreciable assets mainly resulting from an increase in slot machines and related equipment.

Non-Operating Results

The following table presents information related to RIHC’s non-operating income and expenses for the periods noted:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	($ in thousands)
Interest income	$112	$443	$281	$850
Interest expense:
Total interest cost	5,762	5,686	11,484	11,374
Less: capitalized interest	(2,136)	(664)	(4,060)	(1,145)
Interest expense, net	3,626	5,022	7,424	10,229
Other income (expense)	816	(11)	760	(220)

The reductions in interest income for the three and six month periods ended June 30, 2004 are related to the decrease in Resorts’ restricted cash balance as the Hotel Expansion Project progressed. Resorts received an influx of cash with the sale of the First Mortgage Notes on March 22, 2002. From the proceeds of the sale of the First Mortgage Notes, $89.4 million was deposited in a construction disbursement account for use in construction of the hotel tower. Draws on the construction disbursement account have decreased the restricted cash balance to $17.3 million as of June 30, 2004 from $77.2 million at June 30, 2003. In addition, $10.0 million of the restricted cash was deposited in a liquidity disbursement account to be used for working capital in the event RIHC’s Consolidated EBITDA, as defined in the First Mortgage Notes Indenture, for any four fiscal quarters ending on or prior to December 31, 2004, is less than $28 million. RIHC’s Consolidated EBITDA for the four fiscal quarters ending June 30, 2004 was $27.7 million. As a result, $0.3 million will be released from the liquidity disbursement account pursuant to the Indenture to RIHC to be used for general corporate purposes.

The decreases in net interest expense for the three and six month periods ended June 30, 2004 are due to $1.4 million and $2.9 million increases in capitalized interest, respectively. Total interest costs for 2004 are in line with 2003 levels. The Company ceased capitalization of interest during the second quarter of 2004, as the Hotel Expansion Project was ready for its intended use.

Income Taxes

The following table presents information related to RIHC’s income tax expense for the periods noted:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	($ in thousands)
Federal income tax (benefit)	$91	$1,154	$(444)	$399
NJ state income tax	232	235	437	444
NJ casino net profits tax	88	—	175	—

Total income tax	$411	$1,389	$168	$843

On June 30, 2003, the State of New Jersey amended the Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2004 through 2006. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $350,000 annually. For the six months ended June 30, 2004, the Company recorded a provision of $175,000 for this tax.

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

Liquidity and Capital Resources

RIHC’s cash flows consisted of the following:

	Six months ended June 30,
	2004	2003
	($ in thousands)
Net cash provided by operations	$7,638	$4,426

Cash flows from investing activities:
Purchases of property and equipment	(53,961)	(19,822)
Releases of restricted cash	33,085	12,786
Proceeds from sale of fixed assets	1,249	—
CRDA refunds (deposits), net	(863)	(1,409)

Net cash used in investing activities	(20,490)	(8,445)

Cash flows from financing activities:
Proceeds from borrowings	9,282	—
Debt repayments	(938)	(518)
Payments to secure borrowings	(135)	(12)

Net cash provided by (used in) financing activities	8,209	(530)

Net decrease in cash and cash equivalents	$(4,643)	$(4,549)

Cash flows from Operating Activities

The improvement in cash flow from operations over last year resulted primarily from favorable working capital changes, including a $4.3 million increase in accounts payable and accrued expenses, compared to a $0.3 million decrease in those items in 2003.

Cash Flows from Investing Activities

During the six months ended June 30, 2004, RIHC expended $53.9 million for the purchase of property and equipment, which includes $42.6 million for the construction of the new hotel tower, $4.1 million of capitalized interest related to the construction of the new hotel tower, and $7.2 million for other expenditures, such as the purchase of new slot machines and related equipment, computer upgrades, and other facility improvements.

At June 30, 2004, RIHC had a restricted cash balance of $17.3 million, which is included in other assets on RIHC’s Consolidated Balance Sheet. The restricted cash balance consists of the unexpended portion of the proceeds of RIHC’s First Mortgage Notes which are to be used to finance the cost to develop, construct, and equip the new hotel tower. In addition, $10.0 million of the restricted cash balance has been deposited in a liquidity disbursement account to be used for working capital in the event RIHC’s EBITDA, as defined in the First Mortgage Notes Indenture, for any four fiscal quarters ending on or prior to December 31, 2004, is less than $28 million. At the end of the measurement period referred to in the previous sentence, RIHC will be permitted to secure a release of any unutilized amount in the liquidity disbursement account for use in its business or to fund a dividend to CRH to return such unutilized amount to CRH’s stockholders. RIHC’s Consolidated EBITDA for the four fiscal quarters ending June 30, 2004 was $27.7 million. As a result, $0.3 million will be released from the liquidity disbursement account pursuant to the Indenture to RIHC to be used for general corporate purposes.

The CRDA will reimburse certain costs associated with the hotel tower construction, totaling approximately $13.1 million through 2008. Approximately $9.2 million of these reimbursements were received by RIHC in 2003 and $0.4 million of these reimbursements has been received by RIHC during the six months ended June 30, 2004.

In the second quarter of 2004, RIHC completed a like-kind exchange of its warehouse for a new warehouse facility. The transaction included the receipt of approximately $1.2 million from the sale of the old warehouse, the proceeds of which were combined with a $600,000 note (the “Warehouse Note”) to purchase the new facility. The Warehouse Note has an interest rate of 6% with fixed payments of principal and interest due in December 2004, February 2005, and February 2006.

Cash Flows from Financing Activities

Cash received from financing activities are mainly borrowings against the CIT Facility for furniture, fixtures, and equipment related to the new tower as well as the issuance of the Warehouse Note. Cash used in financing activities represents principal payments required on outstanding long term debt, as well as costs incurred to acquire and/or amend new debt.

Other Factors Affecting Liquidity

In June 2002, RIH entered into a $20 million credit facility, the proceeds of which are to be used for the acquisition of furniture, fixtures, and equipment. RIHC has guaranteed the obligations of RIH under this equipment credit facility. RIH intends to use $15 million of the equipment credit facility to purchase furniture, fixtures, and equipment for the new hotel tower and the expanded gaming facility, of which $13.8 million was drawn during the second quarter of 2004. The outstanding balance due to CIT at June 30, 2004 was $14.0 million. In November 2002, RIH also entered into a $10 million revolving credit facility, against which standby letters of credit in the amount of $2.4 million have been issued, leaving an availability of $7.6 million as of June 30, 2004.

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Agreement”) with an energy supplier. The initial term of the Agreement is 20 years, renewable at RIH’s option for two additional five year terms. The Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value is estimated at $6.5 million, for which payments during the six month period ending June 30, 2004 were $0.2 million including interest, with the total payments over the 20 year initial term estimated at $9.6 million including interest, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year.

In January 2004, CRH announced that it had reached agreement with KINA to acquire the Option Land, subject to the approval of the New Jersey Casino Control Commission, which approval was received on March 17, 2004. Following the approval, the Option Land was acquired by RREH on March 18, 2004 in exchange for the issuance of a $40 million note by RREH to KINA. No principal payments are required on the $40 million note until it reaches maturity. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio (the ratio of Consolidate EBITDA to Fixed Charges, all as further defined in the First Mortgage Notes Indenture) of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed is initially limited to $20 million increasing by $5 million each year.

In conjunction with the option land purchase transaction, the Option Agreement between RIHC and KINA was terminated. With the termination of the Option Agreement, the lease agreement between KINA and RIH converts to a month-to-month fair market value lease. As part of the option land purchase transaction, the lease was amended to be a triple-net lease and was assigned by KINA to RREH. The amended agreement calls for the following payments: a $1.3 million security deposit paid upon closing, offset against lease payments of $205,000 per month through September 2004; $135,833 per month from October 2004 through March 2006; $202,500 per month from April 2006 through March 2008; $302,500 per month from April 2008 through March 2009; and $402,500 per month thereafter. The lease agreement may be terminated by either party upon 30 days notice, with the remaining security deposit refunded to RIH upon termination.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

The Company has exposure to interest rate risk from its short-term and long-term debt. In general, the majority of the Company’s long-term debt bears a fixed interest rate. The Company believes that the market risk from changes in interest rates would not be material to the fair value of these financial instruments, or the related cash flows, or future results of operations of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meetings of shareholders for CRH and RIHC were each held on May 14, 2004. The matters voted on at the meeting were: (1) to elect three directors for both CRH and RIHC to one-year terms until the 2005 Annual Meeting or until their successors are duly elected and qualified and (2) to ratify the appointment of Ernst & Young LLP as independent auditors of both CRH and RIHC for the fiscal year ending December 31, 2004.

Thomas J. Barrack, Jr., Nicholas L. Ribis, and Mark M. Hedstrom were elected as directors of CRH and RIHC until the 2005 Annual Meeting of Shareholders, with the following results of voting as follows:

	CRH		RIHC
	For	Withheld	For	Withheld
Thomas J. Barrack, Jr.	38,295	0	100	0
Nicholas L. Ribis	38,295	0	100	0
Mark M. Hedstrom	38,295	0	100	0

The appointment of Ernst & Young LLP as independent auditors of CRH and RIHC was ratified, with the results of voting as follows:

	CRH	RIHC
For	38,295	100
Against	0	0
Abstain	0	0

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	EXHIBITS

Exhibit Number	Exhibit
10.47	Employment Agreement, dated May 26, 2004, by and between Resorts International Hotel, Inc. and Mark B. Lefever.

10.48	First Amendment to Vice Chairman Agreement, dated June 18, 2004, by and among Nicholas L. Ribis and Resorts International Hotel and Casino, Inc.

10.49	Services Agreement, dated June 18, 2004, between Resorts International Hotel and Casino, Inc. and Colony Resorts LVH Acquisitions, LLC

31.1	Certification of Audrey S. Oswell, President and Chief Executive Officer of CRH, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Audrey S. Oswell, President and Chief Executive Officer of RIHC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Mark B. Lefever, Senior Vice President/CFO and Principal Financial Officer of CRH, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Mark B. Lefever, Senior Vice President/CFO and Principal Financial Officer of RIHC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Audrey S. Oswell, President and Chief Executive Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark B. Lefever, Senior Vice President Finance/CFO and Principal Financial Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	REPORTS ON FORM 8-K

On May 4, 2004, the Company filed Form 8-K pursuant to Item 12. “Results of Operations and Financial Condition”, accompanied by a copy of the press release announcing the Company’s financial results for the quarter and year ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2004

COLONY RIH HOLDINGS, INC.

By:	/s/ MARK B. LEFEVER
Name:	Mark B. Lefever
Title:	Senior Vice President Finance/CFO (Duly Authorized Officer and Principal Financial Officer)

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

By:	/s/ MARK B. LEFEVER
Name:	Mark B. Lefever
Title:	Senior Vice President Finance/CFO (Duly Authorized Officer and Principal Financial Officer)