Form 10-Q
period 2004-09-30
COLONY RIH HOLDINGS INC; RESORTS INTERNATIONAL HOTEL & CASINO INC
filed 2004-11-15
CIK 1141270, 1141271

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

The number of shares outstanding of Colony RIH Holdings, Inc.’s Class A Common Stock, $0.01 par value, was 38,295 and the number of shares outstanding of Colony RIH Holdings, Inc.’s Class B Common Stock, $0.01 par value, was 774,982, each as of November 12, 2004.

The number of shares outstanding of Resorts International Hotel and Casino, Inc.’s Common Stock, $0.01 par value, was 100 as of November 12, 2004.

COLONY RIH HOLDINGS, INC.

AND

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	September 30, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$21,638	$28,417
Receivables, net	7,167	5,175
Inventories	1,980	1,503
Prepaid expenses and other current assets	3,069	2,766
Deferred income taxes	4,294	4,294

Total current assets	38,148	42,155
Property and equipment, net	290,873	189,609
Other assets (including $10,216 and $50,358 of restricted cash and cash equivalents in 2004 and 2003, respectively)	27,905	70,922

Total assets	$356,926	$302,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$4,858	$846
Accounts payable	5,640	3,390
Accrued interest payable	877	6,038
Accrued expenses and other current liabilities	19,738	16,509

Total current liabilities	31,113	26,783

Long-term debt, less current portion	232,982	183,281
Deferred income taxes	5,591	5,591
Redeemable common stock	3,875	3,875

Total liabilities	273,561	219,530

Shareholders’ equity
Common stock:
Class A	—	—
Class B	8	8
Capital in excess of par	73,790	73,790
Retained earnings	9,567	9,358

Total shareholders’ equity	83,365	83,156

Total liabilities and shareholders’ equity	$356,926	$302,686

See accompanying notes

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue:
Casino	$75,360	$64,220	$193,064	$183,252
Lodging	6,604	2,907	13,451	8,099
Food and beverage	7,792	6,481	18,748	17,154
Other	2,206	1,924	6,848	4,980
Less: promotional allowances	(20,914)	(15,236)	(51,832)	(42,071)

Total net revenue	71,048	60,296	180,279	171,414
Costs and expenses:
Casino	33,891	30,826	90,903	90,673
Lodging	1,323	300	2,372	789
Food and beverage	3,190	3,420	9,035	9,017
Other operating	7,938	6,757	21,705	19,432
Selling, general, and administrative	10,819	7,860	27,597	24,575
Depreciation and amortization	4,965	746	12,565	6,540
Pre-opening	560	—	2,722	—

Total costs and expenses	62,686	49,909	166,899	151,026

Income from operations	8,362	10,387	13,380	20,388
Interest income	119	238	400	1,088
Interest expense	(5,859)	(4,590)	(13,283)	(14,819)
Other income (expense)	441	(45)	1,201	(265)

Income before income taxes	3,063	5,990	1,698	6,392
Provision for income taxes	(1,321)	(2,488)	(1,489)	(3,331)

Net income	$1,742	$3,502	$209	$3,061

See accompanying notes.

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$209	$3,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,172	8,934
Amortization of debt premiums, discounts and issuance costs	1,375	1,294
Provision for doubtful receivables	58	528
Gain on disposal of fixed assets	(1,148)	—
Other	—	26
Provision for (reversal of) discount on CRDA obligations, net of amortization	(1,393)	(2,394)
Changes in operating assets and liabilities:
Net (increase) decrease in receivables	(2,050)	6
Net increase in inventories and prepaid expenses and other current assets	(780)	(1,822)
Net (increase) decrease in deferred charges and other assets	3,773	(1,358)
Net increase in accounts payable and accrued expenses	5,109	1,139
Net decrease in interest payable	(5,161)	(5,175)

Net cash provided by operating activities	11,164	4,239

CASH FLOWS FROM INVESTING ACTIVITIES:
Releases of cash and cash equivalents – restricted	40,194	25,040
Proceeds from sale of fixed assets	1,638	—
Purchases of property and equipment	(66,370)	(35,713)
CRDA deposits	(2,091)	(2,209)
CRDA refunds	579	9,189

Net cash used in investing activities	(26,050)	(3,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	10,161	—
Payments to secure borrowings	(135)	(62)
Debt repayments	(1,919)	(743)

Net cash provided by (used in) financing activities	8,107	(805)

Net decrease in cash and cash equivalents	(6,779)	(259)
Cash and cash equivalents at beginning of period	28,417	32,989

Cash and cash equivalents at end of period	$21,638	$32,730

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$21,128	$20,944
Income taxes, net of refunds	1,038	50
Non-cash transactions:
Note payable issued in connection with option land purchase	40,000	—
Note payable issued in connection with warehouse purchase	600	—
Obligations incurred for the purchase of property & equipment	4,500	645

See accompanying notes.

COLONY RIH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Colony RIH Holdings, Inc., a Delaware corporation (“CRH”, the “Company”), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc., also a Delaware corporation (“RIHC”). RIHC, through its wholly-owned subsidiary, Resorts International Hotel, Inc., a New Jersey corporation (“RIH”), owns and operates Resorts Atlantic City, a casino/hotel located in Atlantic City, New Jersey. CRH also owns 100% of the common stock of Resorts Real Estate Holdings, Inc. (“RREH”), a New Jersey corporation formed on April 1, 2003 to acquire certain land subject to an option agreement (“Option Agreement”) between Kerzner International North America, Inc. (“KINA”) and RIHC. RIHC also owns 100% of the common stock of New Pier Operating Company, Inc., a New Jersey corporation (“New Pier”). Colony RIH Holdings, Inc., Resorts International Hotel and Casino, Inc., Resorts Real Estate Holdings Inc., Resorts International Hotels, Inc., and New Pier Operating Company, Inc. are referred to collectively as the “Companies”.

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

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $6.3 million at September 30, 2004.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc. (“CIT Facility”). The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment. Loans pursuant to the CIT Facility are repayable in up to a sixty-month amortization period from the date the loan is made. Outstanding loans bear interest at the rate of LIBOR plus three and one-half percent. RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. The outstanding balance due to CIT at September 30, 2004 was $13.9 million.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million. The Commerce Facility expires on June 30, 2005. There was no outstanding balance on the Commerce Facility at September 30, 2004; however, there have been $4.4 million of standby letters of credit issued against the Commerce Facility, leaving an availability of $5.6 million as of September 30, 2004.

4. REDEEMABLE COMMON STOCK

The proceeds from the sale of 1,915 shares of Class A Common Stock and 38,750 shares of Class B Common Stock have been classified separately from shareholders’ equity as “Redeemable Common Stock” in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances.

5. INCOME TAXES

The provision for income taxes for the three and nine months ended September 30, 2004 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues.

Effective July 2003, the State of New Jersey passed a state budget which requires each casino licensee to pay an annual tax equal to 7.5% of net income (as defined) subject to a minimum tax of $350,000. This tax is in effect for three years beginning with the fiscal year of July 1, 2003 to June 30, 2004. In connection with this tax, the Company recorded provisions for income taxes of $263,000 and $88,000 for the nine months ended September 30, 2004 and 2003, respectively.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act was retroactive to January 1, 2002. In accordance with the Tax Act, the Company recorded provisions for current state income tax of $721,000 and $685,000, net of federal benefit, for the nine months ended September 30, 2004 and 2003, respectively.

6. PRE-OPENING EXPENSES

For the three and nine months ended September 30, 2004, the Company recorded $560,000 and $2.7 million, respectively, of pre-opening expenses, primarily advertising and related costs, to promote the opening of the expanded casino and hotel facility.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	September 30, 2004	December 31, 2003
ASSETS
Current assets
Cash and cash equivalents	$21,583	$28,417
Receivables, net	7,167	5,175
Inventories	1,980	1,503
Prepaid expenses and other current assets	3,069	2,766
Deferred income taxes	4,294	4,294

Total current assets	38,093	42,155
Property and equipment, net	249,257	189,609
Other assets (including $10,216 and $50,358 of restricted cash and cash equivalents in 2004 and 2003, respectively)	28,579	70,922

Total assets	$315,929	$302,686

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt	$4,858	$846
Accounts payable	5,640	3,390
Accrued interest payable	877	6,038
Accrued expenses and other current liabilities	19,738	16,509

Total current liabilities	31,113	26,783
Long-term debt, less current portion	192,982	183,281
Deferred income taxes	5,591	5,591

Total liabilities	229,686	215,655

Shareholder’s equity
Common stock	—	—
Capital in excess of par	77,673	77,673
Retained earnings	8,570	9,358

Total shareholder’s equity	86,243	87,031

Total liabilities and shareholder’s equity	$315,929	$302,686

See accompanying notes

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenue:
Casino	$75,360	$64,220	$193,064	$183,252
Lodging	6,604	2,907	13,451	8,099
Food and beverage	7,792	6,481	18,748	17,154
Other	2,206	1,924	6,848	4,980
Less: promotional allowances	(20,914)	(15,236)	(51,832)	(42,071)

Total net revenue	71,048	60,296	180,279	171,414
Costs and expenses:
Casino	33,891	30,826	90,903	90,673
Lodging	1,323	300	2,372	789
Food and beverage	3,190	3,420	9,035	9,017
Other operating	7,938	6,757	21,705	19,432
Selling, general, and administrative	11,281	7,860	28,594	24,575
Depreciation and amortization	4,965	746	12,565	6,540
Pre-opening	560	—	2,722	—

Total costs and expenses	63,148	49,909	167,896	151,026

Income from operations	7,900	10,387	12,383	20,388
Interest income	119	238	400	1,088
Interest expense	(5,859)	(4,590)	(13,283)	(14,819)
Other income (expense)	441	(45)	1,201	(265)

Income before income taxes	2,601	5,990	701	6,392
Provision for income taxes	(1,321)	(2,488)	(1,489)	(3,331)

Net income (loss)	$1,280	$3,502	$(788)	$3,061

See accompanying notes

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(788)	$3,061
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,172	8,934
Amortization of debt premiums, discounts and issuance costs	1,375	1,294
Provision for doubtful receivables	58	528
Gain on disposal of fixed assets	(1,148)	—
Other	—	26
Provision for (reversal of) discount on CRDA obligations, net of amortization	(1,393)	(2,394)
Changes in operating assets and liabilities:
Net (increase) decrease in receivables	(2,050)	6
Net increase in inventories and prepaid expenses and other current assets	(780)	(1,822)
Net decrease in deferred charges and other assets	3,099	(1,358)
Net increase in accounts payable and accrued expenses	5,109	1,139
Net decrease in interest payable	(5,161)	(5,175)

Net cash provided by operating activities	9,493	4,239

CASH FLOWS FROM INVESTING ACTIVITIES:
Releases of cash and cash equivalents-restricted	40,194	25,040
Proceeds from sale of fixed assets	1,638	—
Purchases of property and equipment	(64,754)	(35,713)
CRDA deposits	(2,091)	(2,209)
CRDA refunds	579	9,189

Net cash used in investing activities	(24,434)	(3,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	10,161	—
Payments to secure borrowings	(135)	(62)
Debt repayments	(1,919)	(743)

Net cash provided by (used in) financing activities	$8,107	$(805)

Net decrease in cash and cash equivalents	(6,834)	(259)
Cash and cash equivalents at beginning of period	28,417	32,989

Cash and cash equivalents at end of period	$21,583	$32,730

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$21,128	$20,944
Income taxes, net of refunds	1,038	50
Non-cash transactions:
Note payable issued in connection with warehouse purchase	600	—
Obligations incurred for the purchase of property & equipment	4,500	645

See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Colony RIH Holdings, Inc., a Delaware corporation (“CRH”, the “Company”), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc., also a Delaware corporation (“RIHC”). RIHC, through its wholly-owned subsidiary, Resorts International Hotel, Inc., a New Jersey corporation (“RIH”), owns and operates Resorts Atlantic City, a casino/hotel located in Atlantic City, NJ. RIHC also owns 100% of the common stock of New Pier Operating Company, Inc., a New Jersey corporation (“New Pier”). Colony RIH Holdings, Inc., Resorts International Hotel and Casino, Inc., Resorts International Hotels, Inc., and New Pier Operating Company, Inc. are referred to collectively as “The Companies”.

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

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $6.3 million at September 30, 2004.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc. (“CIT Facility”). The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment. Loans pursuant to the CIT Facility are repayable in up to a sixty-month amortization period from the date the loan is made. Outstanding loans bear interest at the rate of LIBOR plus three and one-half percent. RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. The outstanding balance due to CIT at September 30, 2004 was $13.9 million.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million. The Commerce Facility expires on June 30, 2005. There was no outstanding balance on the Commerce Facility at September 30, 2004; however, there have been $4.4 million of standby letters of credit issued against the Commerce Facility, leaving an availability of $5.6 million as of September 30, 2004.

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

3. INCOME TAXES

The benefit for income taxes for the three and nine months ended September 30, 2004 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues.

Effective July 2003, the State of New Jersey passed a state budget which requires each casino licensee to pay an annual tax equal to 7.5% of net income (as defined) subject to a minimum tax of $350,000. This tax is in effect for three years beginning with the fiscal year of July 1, 2003 to June 30, 2004. In connection with this tax, the Company recorded provisions for income taxes of $263,000 and $88,000 for the nine months ended September 30, 2004 and 2003, respectively.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum amount under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act was retroactive to January 1, 2002. In accordance with the Tax Act, the Company recorded provisions for current state income tax of $721,000 and $685,000, net of federal benefit, for the nine months ended September 30, 2004 and 2003, respectively.

4. PRE-OPENING EXPENSES

For the three and nine months ended September 30, 2004, the Company recorded $560,000 and $2.7 million, respectively, of pre-opening expenses, primarily advertising and related costs, to promote the opening of the expanded casino and hotel facility.

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

(ii)	the financial statements of CRH classify certain equity instruments separately from shareholders’ equity as redeemable common stock in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances; and

(iii)	the financial statements of RIHC include intercompany rent for the Option Land properties that RIHC pays to RREH. The intercompany rent is eliminated in the consolidation of RIHC and RREH into CRH’s statements.

A reconciliation of selected financial information between RIHC and CRH is as follows:

Assets

	September 30, 2004	December 31, 2003
	($ in thousands)
Total assets of RIHC	$315,929	$302,686
Basis of Option Land acquired	41,616	—
Other	(619)	—

Total assets of CRH	$356,926	$302,686

Liabilities

	September 30, 2004	December 31, 2003
	($ in thousands)
Total liabilities of RIHC	$229,686	$215,655
Note payable	40,000	—
Redeemable common stock	3,875	3,875

Total liabilities of CRH	$273,561	$219,530

Equity

	September 30, 2004	December 31, 2003
	($ in thousands)
Total shareholder’s equity of RIHC	$86,243	$87,031
Redeemable common stock	(3,875)	(3,875)
Intercompany rent	997	—

Total shareholders’ equity of CRH	$83,365	$83,156

Net Income (loss)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	($ in thousands)
Net income (loss) of RIHC	$1,280	$3,502	$(788)	$3,061
Intercompany rent	462	—	997	—

Net income of CRH	$1,742	$3,502	$209	$3,061

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

On September 4, 2002, RIHC decommissioned the 166-room Atlantic City Tower in anticipation of beginning construction in November 2002 of a 27-story hotel tower on the same site. The expansion was substantially completed in the second quarter of 2004. The expansion added approximately 400 hotel rooms and suites, 25,000 square feet of additional gaming space, 840 slot machines and 11 table games as compared to prior year levels. In addition, the expansion included the relocation and expansion of the hotel lobby and porte cochere. RIHC opened the expanded gaming space on May 28, 2004, and began opening hotel rooms to the public on June 16, 2004. The grand opening ceremony for the new tower was held over the July 4, 2004 weekend. Management anticipates that the opening of the hotel expansion will have a positive impact on operating results in the coming year, and are focusing current efforts on positioning RIH to capitalize on that impact.

Key Performance Indicators

RIHC generates the majority of its net revenues from gaming operations, therefore many of the key performance indicators that management uses to manage its business are related to the casino. The key indicators related to gaming revenue are as follows:

•	Table games drop (the dollar amount of chips purchased) and slot handle (the dollar amounts wagered in slot machines), which are indicators of volume;

•	The hold percentage (the percentage of win to drop or handle); RIHC typical table games hold percentage is in the range of 15% to 17% of table games drop, and its typical slot hold percentage is in the range of 7% to 8% of slot handle.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	($ in thousands)
Total net revenues	$71,048	$60,296	$180,279	$171,414
Operating expenses	57,623	49,163	152,609	144,486
Pre-opening expenses	560	—	2,722	—

EBITDA	12,865	11,133	24,948	26,928
Depreciation and amortization	4,965	746	12,565	6,540

Income from operations	7,900	10,387	12,383	20,388
Interest income	119	238	400	1,088
Interest expense	(5,859)	(4,590)	(13,283)	(14,819)
Other income (expense)	441	(45)	1,201	(265)
Income tax expense	(1,321)	(2,488)	(1,489)	(3,331)

Net income (loss)	$1,280	$3,502	$(788)	$3,061

Operating Results

Revenues

The following table presents the detail of RIHC’s net revenues for the periods noted:

	For the three months ended September 30,			For the nine months ended September 30,
	2004	% change	2003	2004	% change	2003
	($ in thousands)
Casino revenues:
Slots	$56,434	20.3%	$46,910	$142,296	5.5%	$134,843
Table games	18,535	9.6%	16,909	49,638	5.1%	47,214
Other	391	(2.5)%	401	1,130	(5.4)%	1,195

Total casino revenues	75,360	17.3%	64,220	193,064	5.4%	183,252

Non-casino revenue:
Food and beverage	7,792	20.2%	6,481	18,748	9.3%	17,154
Lodging	6,604	127.2%	2,907	13,451	66.1%	8,099
Entertainment, retail and other	2,206	14.7%	1,924	6,848	37.5%	4,980

Total non-casino revenues	16,602	46.8%	11,312	39,047	29.2%	30,233

Less: promotional allowances	(20,914)	37.3%	(15,236)	(51,832)	23.2%	(42,071)

Total net revenues	$71,048	17.8%	$60,296	$180,279	5.2%	$171,414

Three months ended September 30, 2004 and 2003

The increase in slot revenues for the three months ended September 30, 2004 was due to a $112.9 million (19.1%) increase in slot handle to $703.2 million from $590.3 million for the same period of 2003. The increase in slot handle resulted from the addition of 804 slot machines and the opening of the new tower in June 2004.

The increase in table games revenues for the three months ended September 30, 2004 was due to a $21.4 million (19.7%) increase in table drop to $130.1 million from $108.7 million in 2003, partially offset by a table games hold decrease to 14.2% from 15.6% in same period of 2003.

The increase in food and beverage revenues for the three months ended September 30, 2004 was due to increased traffic throughout the property following the opening of the new hotel tower. Food covers for the three months ended September 30, 2004 increased by 48,000 (12.0%) to 447,000 compared to 399,000 in the same period of 2003. The average check also increased by $0.86 (6.2%) to $14.70 for the three months ended September 30, 2004 from $13.84 for the same period of 2003.

The increase in lodging revenues for the three months ended September 30, 2004 resulted from the opening of the new hotel tower in the second quarter of 2004. The number of available room nights for the three months ended September 30, 2004 increased by 35,000 (80.3%) to 78,600 from 43,600 for the same period of 2003. The average room rate during the third quarter of 2004 was $92.90, an increase of $24.43 (35.7%) from $68.47 in 2003. The occupancy for the three months ended September 30, 2004 was 90.5% as compared to 97.3% during the same period in 2003.

The increase in entertainment, retail, and other revenue in 2004 was primarily due to headliner performances during the quarter that led to a $207,000 (26.9%) increase in entertainment revenue.

Promotional allowances are expenses incurred by RIHC for complimentary services (goods and services provided free of charge to gaming patrons) and cash incentives given to gaming patrons. The increase in cash promotions given to patrons accounted for a $2.3 million (27.1%) increase and complimentary expenses accounted for a $3.4 million (50.7%) increase, both resulting from increased traffic through the property as a result of the additional rooms available from the new tower.

Nine months ended September 30, 2004 and 2003

The increase in slot revenues for the nine months ended September 30, 2004 was due to a $64.8 million (3.8%) increase in slot handle to $1,790.9 million from $1,726.1 million for the same period of 2003. The increase in slot handle resulted from the impact of the opening of the new tower during the second quarter of 2004.

The increase in table games revenues for the nine months ended September 30, 2004 was due to a $14.2 million (4.7%) increase in table drop to $314.8 million from $300.6 million in 2003.

The increase in food and beverage revenues for the nine months ended September 30, 2004 was due to increased traffic throughout the property following the opening of the new hotel tower. Food covers for the nine months ended September 30, 2004 increased by 43,000 (4.2%) to 1,077,000 compared to 1,034,000 in the same period of 2003. The average check also increased by $0.49 (3.5%) to $14.57 for the nine months ended September 30, 2004 from $14.08 for the same period of 2003.

The increase in lodging revenues for the nine months ended September 30, 2004 resulted from the opening of the new hotel tower at the end of the second quarter of 2004. The number of available room nights for the nine months ended September 30, 2004 increased by 38,200 (29.5%) to 167,700 from 129,500 for the same period of 2003. The average room rate for the nine months ended September 30, 2004 was $88.62, an increase of $23.80 (36.7%) from $64.82 in 2003. The occupancy for the nine months ended September 30, 2004 was 90.5% as compared to 96.5% during the same period in 2003.

The increase in entertainment, retail, and other revenue for the nine months ended September 30, 2004 was due to the opening of “The Screening Room”, and “The Improv”, two new entertainment venues that contributed to the 60.0% increase in entertainment revenue.

The increase in cash promotions given to patrons accounted for a $5.1 million (21.9%) increase and complimentary expenses accounted for a $4.6 million (24.5%) increase, both resulting from increased traffic through the property due to the hotel tower opening.

Operating Results

The following table presents the detail of RIHC’s operating results for the periods noted:

	For the three months ended September 30,			For the nine months ended September 30,
	2004	% change	2003	2004	% change	2003
	($ in thousands)
Total net revenues	$71,048	17.8%	$60,296	$180,279	5.2%	$171,414
Cost and expenses:
Casino and hotel operations	46,342	12.2%	41,303	124,015	3.4%	119,911
Selling, general and administrative	11,281	43.5%	7,860	28,594	16.4%	24,575
Depreciation and amortization	4,965	565.5%	746	12,565	92.1%	6,540
Pre-opening	560	100.0%	—	2,722	100.0%	—

Total cost and expenses	63,148	26.5%	49,909	167,896	11.2%	151,026

Income from operations	$7,900	(23.9)%	$10,387	$12,383	(39.3)%	$20,388

Three months ended September 30, 2004 and 2003

The increase in casino and hotel operating expenses relates to the opening of the new hotel tower and the associated expansion of the gaming floor. The percentage of casino and hotel operating expenses to net revenues decreased to 65.2% in 2004 from 68.5% in 2003.

The increase in selling, general, and administrative costs is primarily due to a $1.5 million increase in real estate taxes related to the construction of the new hotel tower and the purchase of the Option Land. Other cost increases relate to insurance costs and increased land rent resulting from the Option Land acquisition by RREH.

The increase in depreciation and amortization resulted from a $1.3 million increase in depreciation in 2004 due to the opening of the new hotel tower as well as reversal of approximately $3.0 million of amortization expense in 2003 related to discounts on funds previously deposited with the Casino Reinvestment Development Authority (“CRDA”) in below market interest bearing instruments. This reversal resulted from the receipt from the CRDA of $9.2 million of previously deposited funds as reimbursement for costs incurred for the construction of the new hotel tower.

Nine months ended September 30, 2004 and 2003

The increase in casino and hotel operating expenses relates to the opening of the new hotel tower and the associated expansion of the gaming floor in the second quarter of 2004. The percentage of casino and hotel operating expenses to net revenues decreased to 68.8% in 2004 from 70.0% in 2003.

The increase in selling, general, and administrative costs for the nine months ended September 30, 2004 is due to increased real estate taxes due to the opening of the new hotel tower and the purchase of the Option Land as well as increased occupancy and complimentary fees which were imposed by New Jersey on July 1, 2003. Other increases relate to increased insurance costs and increased land rent resulting from the Option Land acquisition by RREH.

The increase in depreciation and amortization resulted from a $2.0 million increase in depreciation in 2004 due to the opening of the new hotel tower as well as reversal of approximately $3.0 million of amortization expense in 2003 related to discounts on funds previously deposited with the Casino Reinvestment Development Authority (“CRDA”) in below market interest bearing instruments. This reversal resulted from the receipt from the CRDA of $9.2 million of previously deposited funds as reimbursement for costs incurred for the construction of the new hotel tower.

Non-Operating Results

The following table presents information related to RIHC’s non-operating income and expenses for the periods noted:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	($ in thousands)
Interest income	$119	$238	$400	$1,088
Interest expense:
Total interest cost	5,859	5,690	17,343	17,064
Less: capitalized interest	0	(1,100)	(4,060)	(2,245)
Interest expense, net	5,859	4,590	13,283	14,819
Other income (expense)	441	(45)	1,201	(265)

The reductions in interest income for the three and nine month periods ended September 30, 2004 result from the decrease in the restricted cash balance for the Hotel Expansion Project. RIHC received an influx of cash with the sale of the First Mortgage Notes on March 22, 2002. From the proceeds of the sale of the First Mortgage Notes, $89.4 million was deposited in a construction disbursement account for use in construction of the hotel tower. In addition, $10.0 million of the restricted cash was deposited in a liquidity disbursement account to be used for working capital in the event RIHC’s Consolidated EBITDA, as defined in the First Mortgage Notes Indenture (the “Indenture”), for any four fiscal quarters ending on or prior to December 31, 2004, is less than $28 million. Draws on the construction disbursement account since that time have decreased the restricted cash balance to $10.2 million as of September 30, 2004 from $64.9 million at September 30, 2003.

Total interest costs for 2004 are in line with 2003 levels. The differences in net interest expense for the three and nine month periods ended September 30, 2004 as compared to 2003 are due to changes in capitalized interest during the construction of the hotel tower. Capitalization of interest related to the Hotel Expansion Project ceased in June 2004 with the opening of the hotel tower.

The increase in other income for 2004 is mainly a result of the sale of assets during 2004. During the second quarter 2004, RIHC sold its warehouse for $1.2 million, recording a gain on the sale of $767,000. The proceeds of the sale were used to purchase a new warehouse outside Atlantic City. In the third quarter 2004, RIHC sold billboard assets for $450,000, which had minimal value on RIHC’s books. The proceeds of the sale are being held in escrow, which, under the terms of the Indenture, must be used to purchase “Replacement Assets” (as further defined in the Indenture).

Income Taxes

The following table presents information related to RIHC’s income tax benefit for the periods noted:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	($ in thousands)
Federal income tax	$949	$2,159	$505	$2,558
NJ state income tax	284	241	721	685
NJ casino net profits tax	88	88	263	88

Total income tax	$1,321	$2,488	$1,489	$3,331

On June 30, 2003, the State of New Jersey amended the Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2004 through 2006. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $350,000 annually. For the nine months ended September 30, 2004, the Company recorded provisions of $263,000 and $88,000, respectively, for this tax.

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

Liquidity and Capital Resources

RIHC’s cash flows consisted of the following:

	Nine months ended September 30,
	2004	2003
	($ in thousands)
Net cash provided by operations	$9,493	$4,239

Cash flows from investing activities:
Purchases of property and equipment	(64,754)	(35,713)
Releases of cash and cash equivalents-restricted	40,194	25,040
Proceeds from sale of fixed assets	1,638	—
CRDA refunds (deposits), net	(1,512)	6,980

Net cash used in investing activities	(24,434)	(3,693)

Cash flows from financing activities:
Proceeds from borrowings	10,161	—
Payments to secure borrowings	(135)	(62)
Debt repayments	(1,919)	(743)

Net cash provided by (used in) financing activities	8,107	(805)

Net decrease in cash and cash equivalents	$(6,834)	$(259)

Cash flows from Operating Activities

The improvement in cash flow from operations over last year resulted primarily from improved results following the opening of the new hotel tower as well as favorable working capital changes, including a $5.1 million increase in accounts payable and accrued expenses, compared to a $1.1 million increase in those items in 2003.

Cash Flows from Investing Activities

During the nine months ended September 30, 2004, RIHC expended $64.8 million for the purchase of property and equipment, which includes $52.1 million for the construction of the new hotel tower, $4.1 million of capitalized interest related to the construction of the new hotel tower, and $8.6 million for other expenditures, such as the purchase of new slot machines and related equipment, computer upgrades, and other facility improvements.

At September 30, 2004, RIHC had a restricted cash balance of $10.2 million, which is included in other assets on RIHC’s Consolidated Balance Sheet. Approximately $9.7 million of the restricted cash is deposited in a liquidity disbursement account to be used for working capital in the event RIHC’s EBITDA, as defined in the Indenture, for any four fiscal quarters ending on or prior to December 31, 2004, is less than $28 million. At the end of the measurement period referred to in the previous sentence, RIHC will be permitted to secure a release of any unutilized amount in the liquidity disbursement account for use in its business or to fund a dividend to CRH to return such unutilized amount to CRH’s stockholders. At June 30, 2004, RIHC’s EBITDA, as defined in the Indenture, was approximately $27.7 million leading RIHC to request disbursement of approximately $300,000 from the liquidity disbursement account. At September 30, 2004, RIHC’s EBITDA, as defined in the Indenture, exceeded $28 million, thus no further disbursement from the liquidity disbursement account was required. Also included in the restricted cash balance is approximately $450,000 in proceeds from the sale of property, which occurred in the third quarter 2004, held in escrow, which under the terms of the Indenture, must be used to purchase “Replacement Assets” (as further defined in the Indenture).

The CRDA will reimburse certain costs associated with the hotel tower construction, totaling approximately $13.1 million through 2008. Approximately $9.2 million of these reimbursements were received by RIHC in 2003 and $579,000 of these reimbursements have been received by RIHC during the nine months ended September 30, 2004.

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

Other Factors Affecting Liquidity

In June 2002, RIH entered into a $20.0 million credit facility, the proceeds of which are to be used for the acquisition of furniture, fixtures, and equipment. RIHC has guaranteed the obligations of RIH under this equipment credit facility. RIH used $14.7 million of the equipment credit facility to purchase furniture, fixtures, and equipment for the new hotel tower and the expanded gaming facility, of which $879,000 was drawn during the third quarter of 2004. The outstanding balance due to CIT at September 30, 2004 was $13.9 million. In November 2002, RIH also entered into a $10.0 million revolving credit facility, against which standby letters of credit in the amount of $4.4 million have been issued, leaving an availability of $5.6 million as of September 30, 2004.

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Agreement”) with an energy supplier. The initial term of the Agreement is 20 years, renewable at RIH’s option for two additional five year terms. The Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value is estimated at $6.5 million, for which payments during the nine month period ending September 30, 2004 were $320,000 including interest, with the total payments over the 20 year initial term estimated at $9.6 million including interest, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year.

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

In conjunction with the option land purchase transaction, the Option Agreement between RIHC and KINA was terminated. With the termination of the Option Agreement, the lease agreement between KINA and RIH converted to a month-to-month fair market value lease. As part of the option land purchase transaction, the lease was amended to be a triple-net lease and was assigned by KINA to RREH. The amended agreement calls for the following payments: a $1.3 million security deposit paid upon closing, offset against lease payments of $205,000 per month through September 2004; $135,833 per month from October 2004 through March 2006; $202,500 per month from April 2006 through March 2008; $302,500 per month from April 2008 through March 2009 and $402,500 per month thereafter. The lease agreement may be terminated by either party upon 30 days notice, with the remaining security deposit refunded to RIH upon termination.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

November 12, 2004

COLONY RIH HOLDINGS, INC.

By:	/s/ MARK B. LEFEVER
Name:	Mark B. Lefever
Title:	Senior Vice President Finance/CFO (Duly Authorized Officer and Principal Financial Officer)

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

By:	/s/ MARK B. LEFEVER
Name:	Mark B. Lefever
Title:	Senior Vice President Finance/CFO (Duly Authorized Officer and Principal Financial Officer)