Form 10-K
period 2004-12-31
COLONY RIH HOLDINGS INC; RESORTS INTERNATIONAL HOTEL & CASINO INC
filed 2005-03-31
CIK 1141270, 1141271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of Colony RIH Holdings, Inc. and Resorts International Hotel and Casino, Inc. as of March 30, 2005, was $0.

As of March 30, 2005, 38,295 shares of class A common stock and 774,982 shares of class B common stock of Colony RIH Holdings, Inc. were outstanding.

As of March 30, 2005, 100 shares of common stock of Resorts International Hotel and Casino, Inc. were outstanding.

Information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for its 2005 annual meeting of stockholders, which will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, within 120 days after the end of the registrants’ fiscal year ended December 31, 2004.

COLONY RIH HOLDINGS, INC.

AND

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

Annual Report on Form 10-K

CAUTIONARY STATEMENT FOR PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This document includes various ‘forward-looking statements’ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the registrants’ expectations or beliefs concerning future events. Statements containing expressions such as “believes,” “anticipates,” “expects” “seeks,” “estimates,” “plans,” “intends” and similar expressions used in the registrant’s press releases and registrants’ periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the registrants believe their expectations are based upon reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurances that actual results will not materially differ from expected results. The registrants caution that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Form 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: increased competition in existing markets or the opening of new gaming jurisdictions, a decline in the public acceptance of gaming, the limitation, conditioning or suspension of any of the registrants’ gaming licenses, increases in or new taxes imposed on gaming revenues or gaming devices, a finding of unsuitability by regulatory authorities with respect to the registrants’ officers, directors or key employees, loss or retirement of key executives, adverse economic conditions in the registrants’ key markets, severe and unusual weather in Atlantic City, and leverage and debt service. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The registrants undertake no obligation to publicly release any revision to such forward-looking statements to reflect events or circumstances after the date thereof.

PART I

Item 1. Business.

Colony RIH Holdings, Inc., a Delaware corporation (“CRH”, or the “Company”), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc. (“RIHC”). RIHC, through its wholly-owned subsidiary, Resorts International Hotel, Inc., a New Jersey corporation (“RIH”), owns and operates Resorts Atlantic City (“Resorts”), a casino hotel located in Atlantic City, New Jersey. CRH also owns 100% of the common stock of Resorts Real Estate Holdings, Inc. (“RREH”), a New Jersey corporation formed on April 1, 2003 to acquire certain land subject to an option agreement (“Option Agreement”) between Kerzner International North America, Inc. (“KINA”) and RIHC. RIHC also owns 100% of the common stock of New Pier Operating Company, Inc., a New Jersey corporation (“New Pier”). Colony RIH Holdings, Inc., Resorts International Hotel and Casino, Inc., and Resorts International Hotel, Inc. are referred to collectively as the “Companies.”

RIHC, Kerzner International North America, Inc. (“KINA”), formerly Sun International North America, Inc., a Delaware corporation, and GGRI, Inc. (“GGRI”), a Delaware corporation, entered into a purchase agreement, dated as of October 30, 2000, as amended, (the “Purchase Agreement”). Pursuant to the Purchase Agreement, RIHC acquired all of the capital stock of RIH, the Warehouse Assets (as defined in the Purchase Agreement) and all of the capital stock of New Pier Operating Company, Inc. (“New Pier”), a New Jersey corporation, (collectively, the “Acquisition”), on April 25, 2001 for approximately $144.8 million. In conjunction with the Acquisition, RIHC borrowed $82.0 million under an Amended and Restated Credit Agreement, dated April 25, 2001, from the lenders named therein (the “Credit Facility”) and CRH issued a $17.5 million note to KINA (the “Seller Note”). These debts were retired in March 2002 in conjunction with the issuance of $180 million of first mortgage notes (see “The Expansion”).

The Company’s executive offices are located at 1133 Boardwalk, Atlantic City, New Jersey 08401. The telephone number is (609) 344-6000.

In addition to this annual report on Form 10-K, the Companies file periodic and current reports, proxy statements and other information with the SEC. A copy of these documents may be obtained free of charge upon written request to: Resorts International Hotel and Casino, Inc., 1133 Boardwalk, Atlantic City, New Jersey 08401. You may also read and copy any document the Companies file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information about the public reference facilities. These documents also may be accessed through the SEC’s electronic data gathering, analysis and retrieval system (“EDGAR”) via electronic means, including the SEC’s home page on the Internet, www.sec.gov.

Overview

RIHC, through its ownership of RIH, owns and operates Resorts, a casino hotel in Atlantic City, New Jersey, which offers casino gaming and other amenities.

In May 1978, Resorts commenced operations as the first casino hotel in Atlantic City. This was accomplished by the conversion of the former Haddon Hall Hotel, a classic hotel structure originally built in the early 1900’s, into a luxury casino hotel. Situated on 11.0 acres of land with approximately 310 feet of Boardwalk frontage, Resorts overlooks the Atlantic Ocean. On September 4, 2002, RIHC decommissioned the 166-room Atlantic City Tower to begin construction in November 2002 of a 27-story hotel tower on the same site. The expansion was substantially completed on June 16, 2004. The expansion added 399 hotel rooms and suites in the Rendezvous Tower, the Grand Lobby (which replaced the former hotel lobby), 25,000 square feet of additional gaming space (collectively, the “New Tower”), and increased the number of slot machines and table games by 840 machines and 11 tables, as compared to December 31, 2003 levels. RIHC opened the expanded gaming space on May 28, 2004, and began opening hotel rooms in the New Tower to the public on June 16, 2004. The grand opening ceremony for the New Tower was held over the July 4, 2004 weekend.

Additional amenities of the casino facility during 2004 included a 1,400-seat theater, two smaller entertainment venues, six restaurants, a VIP slot and table player lounge, an indoor swimming pool, a lounge, a health club and leased retail shops. The complex also has approximately 39,100 square feet of convention facilities, including six large meeting rooms and a 12,000 square foot ballroom.

Resorts is situated on the Boardwalk of Atlantic City, along with eight of Atlantic City’s twelve casinos. Resorts sits at the northern end of the Boardwalk adjacent to the Trump Taj Mahal Casino Resort (the “Taj Mahal”), which is also adjoined by the Showboat Hotel and Casino (“Showboat”). These three properties have a total of approximately 3,400 hotel rooms and approximately 360,000 square feet of gaming space in close proximity to each other. An enclosed pedestrian bridge between Resorts and the Taj Mahal allows patrons of both hotels to move between both casinos without exposure to the weather and readily partake in events at both casino hotels. A similar enclosed pedestrian bridge connects the Showboat Atlantic City to the Taj Mahal, allowing patrons to walk under cover among all three casino hotels. The remaining nine Atlantic City casino hotels are located approximately one-half mile to one and one-half miles to the south on the Boardwalk or, to the west, in the Marina District of Atlantic City.

Facilities Overview

Gaming. The gaming floor has been greatly enhanced with the opening of the New Tower and related additional gaming space and gaming positions. As of February 28, 2005, Resorts contains 2,931 slot machines, and 80 table games, which include thirty-nine blackjack tables, eight roulette tables, seven craps tables, and other specialty games such as Caribbean Stud, Baccarat, Mini-Baccarat, Let It Ride, Three-Card Poker, Four-Card Poker, Pai Gow Poker, and Spanish Twenty-One. Additionally, there are three poker tables on the casino floor.

The redesign of the gaming floor affords customers more space to enhance their gaming experience. In addition to the space, Resorts added newer themed slots based on customer preference and multi-denomination slots for ease of customer play. The Company is committed to meeting the demands of its customers and will continue to proactively enhance gaming options to retain and attract customers. Additionally, the amount and type of table games on the gaming floor will continually be adjusted for seasonal changes or special events.

Meeting Rooms, Restaurants and Other Amenities. Resorts’ meeting room facilities consist of a large banquet room with five breakout rooms. In the aggregate, these rooms have the ability to accommodate approximately 2,600 people in 39,100 square feet of space. Meeting rooms range in size from 450 to 12,028 square feet.

Management believes the quality of its restaurants gives Resorts a competitive advantage over other casinos in Atlantic City, as it features several restaurants catering to differing customer tastes and price points. Resorts’ restaurants include: Capriccio, Asian Spice, Camelot Steakhouse, Beach Ball Deli, Breadsticks, and the Boardwalk Buffet, an all-you-can-eat buffet.

With a capacity to seat 1,400 patrons in approximately 18,000 square feet of space, the primary purpose of Resorts’ Superstar Theater is to attract patrons to the casino. The theater is used to enhance the casino’s image as an entertainment facility offering some of the best entertainment in Atlantic City. Recent acts which we believe target our core customer base include: Tom Jones, Smokey Robinson, Don Rickles, Jerry Seinfield and Chaka Khan. During 2004, Resorts also operated two additional entertainment venues, the 300-seat Screening Room, used for off-Broadway-style shows, and a 200-seat room which was used to present a comedy club.

Other amenities include a full service salon and spa which offers an array of beauty and body treatments from massages to makeovers, as well as a gym facility and indoor/outdoor pool which is open year-round.

Parking. A multi-level parking garage that is connected to Resorts is used for patrons’ self-parking and accommodates approximately 700 vehicles. Additional adjacent properties, consisting of approximately 7.9 acres, which are owned by CRH, provide parking for approximately 700 vehicles and valet parking for approximately 450 vehicles. See “Option Land” and “Item 2. Properties.”

The Expansion

On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of 11 1/2% first mortgage notes (the “First Mortgage Notes”) at a price of 97.686% yielding $175.8 million. Concurrent with the sale of the First Mortgage Notes, CRH issued 17,295 shares of class A common stock at a cash price of $0.0475 and 349,992 shares of class B common stock at a price of $100 to its existing shareholders for a total price of approximately $35.0 million. The proceeds from the sale of the First Mortgage Notes and issuance of stock were used to retire existing debt and to finance a portion of the cost to develop, construct, and equip the New Tower.

On September 4, 2002, CRH decommissioned the 166-room Atlantic City Tower to begin construction in November 2002 of the New Tower. From the proceeds of the sale of the First Mortgage Notes, $89.4 million was deposited in a construction disbursement account for use in construction of the New Tower. Additionally, the New Jersey Casino Reinvestment Development Authority (“CRDA”) agreed to reimburse RIHC for certain costs for the construction of the New Tower totaling approximately $13.1 million through 2008, of which $9.2 million was received in 2003, $0.8 million was received in 2004, and approximately $3.1 million is expected to be received in the aggregate from 2005 through 2008. The CRDA will also make an additional $1.5 million available for expenses incurred in connection with public improvements relating to the construction of the New Tower. In June 2002, RIH entered into a $20.0 million credit facility, the proceeds of which were used for the acquisition of furniture, fixtures and equipment. RIHC has guaranteed the obligations of RIH under this equipment credit facility. As of December 31, 2004, the Companies had used $14.7 million of the equipment credit facility to purchase furniture, fixtures and equipment for the New Tower and $3.1 million to purchase additional slot machines. In November 2002, RIHC also entered into a $10.0 million revolving credit facility (the “Commerce Facility”). There was no outstanding balance on the Commerce Facility at December 31, 2004. However, $4.4 million of standby letters of credit have been issued against the Commerce Facility related to insurance obligations of the Company, leaving an availability of $5.6 million as of December 31, 2004.

The expansion is a key component in continuing the Company’s strategy of growing its core customer base. Prior to the opening of the New Tower, management believed that there existed a significant disparity in the quality of amenities offered by the two existing hotel towers, which constrained its ability to attract and retain higher-margin, mid-level slot players and mid-level table game players (see “Business Strategy and Marketing Overview”).

Hotel rooms and suites in the new Rendezvous Tower are among the largest in Atlantic City. Rooms in the Ocean Tower, a classic hotel structure constructed in the 1920’s and completely renovated in 1999, are competitive with the hotel rooms offered by other facilities in the Atlantic City market.

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

In March 2004, the Option Land was acquired by RREH in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note will mature immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes which are due March 22, 2009. No principal payments are required on the $40 million note until it reaches maturity. Interest on the $40 million note is payable semi-annually, and calculated at the following annual rates: 0% through September 2004, 4% from October 2004 through March 2006, 6% from April 2006 through March 2008, and 9% from April 2008 through March 2009. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed is initially limited to $20 million increasing by $5 million each year.

In conjunction with the option land purchase transaction, the Option Agreement between RIHC and KINA was terminated. With the termination of the Option Agreement, the lease agreement between KINA and RIH converted to a month-to-month fair market value lease. As part of the option land purchase transaction, the lease was amended to be a triple-net lease and was assigned by KINA to RREH. The amended agreement calls for the following payments: $1.3 million security deposit paid upon closing, offset against lease payments of $205,000 per month through September 2004; $135,833 per month from October 2004 through March 2006; $202,500 per month from April 2006 through March 2008; $302,500 per month from April 2008 through March 2009 and $402,500 per month thereafter. The lease agreement may be terminated by either party upon 30 days notice, with any security deposit remaining upon termination to be refunded to RIH.

Business Strategy and Marketing Overview

Resorts offers its customers a full range of table games and slot machines. During the construction of the New Tower and in the months following, the mix of table games and slot machines has been modified and expanded. Resorts remains committed to offering a wide variety of slot machine denominations and up-to-date themes. In conjunction with the construction of the New Tower, additional slot machines were installed and the existing floor was redesigned and substantially replaced with new themed slots and multi-denominations that offer Ticket-In/Ticket-Out and EFT (Electronic Funds Transfer) compatibility. Management of the Company believes that having the correct slot machine mix is critical to retaining the mid- to high-level slot player.

Resorts classifies its customers according to their gaming budget. A low-level slot player is defined as a customer who is willing to gamble less than $400 per sitting, a mid-level slot player as a customer who is willing to gamble $400 to $1,000 per sitting and a high-level slot player as a customer who is willing to gamble more than $1,000 per sitting. A low-level table game player is defined as a customer who is willing to gamble less than $5,000 per visit, a mid-level table game player as a customer who is willing to gamble $5,000 to $25,000 per visit, a high-level table game player as a customer who is willing to gamble $25,000 to $100,000 per visit and a premium table game player as a customer who is willing to gamble more than $100,000 per visit.

Resorts’ marketing programs target middle- and higher-income customers who have the propensity to gamble. Management uses its customer database to identify and target value-added, high-income repeat gaming customers and uses player tracking systems to determine the value of customers and provide programs conducive to their level of play.

Resorts’ marketing programs are focused to maintaining its loyal customer base, through the efficient use of player information. Additionally, Resorts continually looks to expand its core customer base through its marketing programs. The New Tower has positioned Resorts to offer more high quality hotel rooms and suites to attract new customers. In addition, the development of supplemental services, such as increased entertainment options in 2004 are used to attract new customers to the property.

In order to supplement the casino and hotel amenities offered, Resorts remains committed to providing customer service that is superior to other casino properties. Resorts achieves this level of excellence by investing in its employees through on-going training programs that emphasize the importance of providing outstanding customer service.

Resorts is highly promoted through radio, outdoor, print advertising and direct mailings. With the opening of the New Tower, marketing efforts were focused on increasing Resorts’ market share of drive-in slot players. It is believed by management that drive-in players tend to be higher income slot customers than customers who travel by bus. Additionally, it is believed that drive-in players tend to spend more time in the casino where they are staying.

Resorts’ primary market is the 200-mile radius of Atlantic City, which includes all of New Jersey, New York City, Philadelphia, and Baltimore. Its secondary market is the 200 plus-mile radius of Atlantic City, which includes Washington, D.C. The primary market receives the greatest allocation of Resorts’ marketing resources, with strategically targeted efforts in key outer market areas.

Atlantic City Market

Atlantic City’s strategic location, combined with its core demographics and steady market growth, makes it a viable gaming market. Atlantic City is located along the most densely populated area of the United States, the New York-Philadelphia-Baltimore-Washington D.C. corridor. In addition, its beaches remain an attractive draw to many tourists and Resorts will continue to capitalize on and attract this customer base.

The Atlantic City market has demonstrated continued and steady growth, despite several recessions and the recent proliferation of new gaming jurisdictions, including those in Delaware and Connecticut. Atlantic City gaming revenues in 2004 increased 6.8% over 2003 levels. Resorts competes directly with 11 other casino hotels in Atlantic City. The Atlantic City casino market, as of December 31, 2004, contained approximately 14,700 hotel rooms and suites and 1.41 million square feet of gaming area, including simulcast betting and poker rooms.

The Atlantic City market has a strong “locals” component, which includes gaming patrons that generally live within 200 miles of Atlantic City. As a result, management believes the Atlantic City customers tend to frequent the casinos in the market more often than customers in destination-based markets such as Las Vegas. Management believes the Atlantic City customer tends to be more sophisticated and sensitive to changes in slot hold percentage than customers in other gaming jurisdictions. Additionally, it is believed that the “locals” component of the Atlantic City market results in a more stable stream of cash flow that is less susceptible to economic downturns than that of destination-based markets.

Slot play has become increasingly popular with Atlantic City gaming patrons. This popularity is partially due to technological improvements such as “cashless” slot machines, bill and coupon acceptors, video poker, and themed slot machines that have increased convenience and entertainment value. Additionally, slot machines tend to generate higher margins than table games, and Atlantic City gaming operators have correspondingly, over the years, increased the number of slot machines. However, with the increased popularity of poker, table games play has begun to make a comeback. This trend is evidenced by a 25-unit (2.1%) increase in table game units in the Atlantic City market from 1,198 units in 2003 to 1,223 units in 2004. The number of slot machines actually declined from 2003 levels by approximately 800 units (1.8%), to 41,605 units in 2004.

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

Significant private and public investment in the Atlantic City market has been made over the past few years. In 1984, the New Jersey State Legislature created the CRDA, the state agency that levies a 1.25% tax on gross gaming revenues and oversees the expenditure of such funds to rebuild Atlantic City through an organized master plan (see “Regulation and Gaming Taxes and Fees—License Fees, Taxes and Investment Obligations”). Some of the most significant improvements to Atlantic City as a result of this initiative include:

•	the $268.0 million Atlantic City Convention Center;

•	the $84.0 million renovation of the entrance to the Atlantic City Expressway;

•	the $330.0 million Atlantic City Tunnel project connecting the Atlantic City Expressway to the Marina District;

•	$225.0 million in CRDA housing;

•	the construction of a $14.5 million minor league baseball stadium;

•	the $90.0 million refurbishment of the Boardwalk Convention Center Hall into a special events venue; and

•	the $76.0 million, 300,000 square foot retail and entertainment complex, “The Walk”, located adjacent to the Atlantic City Convention Center.

Several gaming operators have announced new development or expansion projects which management believes will continue to attract new, higher-margin customers and alleviate hotel room and suite inventory constraints. The most significant addition to the Atlantic City market was the completion by Boyd Gaming Corporation and MGM Mirage, Inc. of a resort complex located in the Marina District, the Borgata Hotel Casino and Spa (the “Borgata”), which opened in July 2003. The Borgata has helped attract a younger gaming customer and is expected to increase the size and profitability of the overall market in the long term. In addition to the construction of the Borgata, several Atlantic City properties have recently completed, are currently undergoing renovations, or have recently announced projects including:

•	The Atlantic City Tropicana’s $285.0 million expansion included construction of an additional 502 hotel rooms and a 200,000 square foot retail, dining and entertainment complex, named “The Quarter”, which opened for business in the fourth quarter of 2004.

•	The Showboat Atlantic City and the House of Blues formally announced plans for a $65 million project that will include complete renovations of the Boardwalk façade. The project also includes a 2,200 seat concert venue, House of Blues-themed casino and poker areas, a House of Blues restaurant, a House of Blues night club, a House of Blues beach bar, a House of Blues retail store, and private House of Blues Foundation Room club, and two floors of House of Blues-themed suites. The House of Blues is scheduled to open in the summer of 2005.

•	Caesars Entertainment (formerly Park Place Entertainment) is proceeding with the construction of the “Pier at Caesars,” a retail, dining and entertainment facility located on a pier directly across the boardwalk from Caesars, which was formerly used as a shopping mall. The complex is expected to be completed in the second quarter of 2006, and cost approximately $175 million.

•	Caesars Entertainment is also proceeding with the construction of a $75 million, 3,200-space parking garage to serve The Walk, Caesars Bally’s casino, Caesars casino, the Pier at Caesars, and the Atlantic City Medical Center. This garage is expected to be completed in summer 2005. There are preliminary plans to construct a 1,000 room hotel tower on top of the garage, however, no timetable is set for the hotel tower.

•	Harrah’s Entertainment, Inc. announced preliminary plans for a $400 million expansion that will include two new hotel towers at its Atlantic City casinos. Major components of the plan include a minimum of 700 room hotel towers at both Harrah’s Atlantic City and Showboat Casino Hotel, additional casino space, entertainment attractions and new restaurants.

•	The Borgata announced plans for a $350 million expansion project which would include a 45-story, 800-room hotel tower. The top floors would include 200 timeshare condominiums. In addition, the expansion also calls for pools, a spa, and new convention and retail space. The project is scheduled to start in July 2005, and is expected to be completed in spring, 2007. The Borgata is also planning a $200 million expansion project, which would span 500,000 square feet and include 600 slot machines, 92 gaming tables, four new restaurants, two night clubs, and six new retail shops. The project is expected to be completed in the second quarter of 2007.

Competition

Competition in the Atlantic City market remains intense. At the present time, there are 12 casino hotels located in Atlantic City, including Resorts, all of which compete for gaming patrons. Competition in the Atlantic City market centers on hotel and casino facilities and related amenities; ease of access and parking facilities; services and promotions provided to patrons; and entertainment. Substantial new expansion and development activity in Atlantic City, as discussed above, continues to intensify the competitive pressure in the Atlantic City market.

Resorts also competes, or will compete, with facilities in the northeastern and mid-Atlantic regions of the United States at which casino gaming or other forms of wagering are currently, or in the future may be authorized. Minimally, Resorts faces competition from gaming facilities nationwide. Moreover, Resorts also faces competition from various forms of internet gambling.

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

Two Native American-owned gaming properties in Connecticut that compete directly with Atlantic City for gaming patrons are the Foxwoods Resort and Casino and the Mohegan Sun Resort. In addition, the Seneca Niagara Casino opened on December 31, 2002 in Niagara Falls, New York. Plans for another Seneca casino in Buffalo, New York are being discussed. Other Native American nations are seeking federal recognition and land and are negotiating gaming compacts in New York, Rhode Island, Connecticut and other states on the Eastern seaboard, which could further increase competition for gaming customers.

In addition to Native American casinos, a major competitive threat to the Atlantic City gaming market has been expansion of gaming in the states surrounding New Jersey, including the “racinos” (slot machine facilities located at existing racetracks) in Delaware and New York, and the development of gaming facilities in Pennsylvania and potentially Maryland. In 2004, the Pennsylvania legislature passed a bill legalizing slots at a number of facilities around the state, including at least four in the Philadelphia region, which are scheduled to begin operations in 2007. In addition, there are recent indications that the New Jersey legislature is pursuing the approval of the installation of video lottery terminals (“VLT’s”) at the Meadowlands race track in northern New Jersey.

Competition in Atlantic City also extends to the employment market. The demand for qualified and experienced gaming personnel was especially evident in 2004, as the opening of the Borgata in mid-2003 created thousands more jobs in the industry. The surplus of positions, many of which are required to be licensed by the New Jersey Casino Control Commission (the “NJCCC”), results in increased labor costs as companies compete for the most qualified personnel.

Gaming Credit Policy

Resorts extends credit to selected gaming customers, primarily in order to compete with other casino hotels in Atlantic City that also extend credit to customers. Credit play represented approximately 21% of table game volume at Resorts in 2004, 22% in 2003 and 21% in 2002. RIH’s gaming receivables, net of allowance for uncollectible amounts, were $3.9 million as of December 31, 2004, $3.7 million as of December 31, 2003, $4.0 million as of December 31, 2002. The collectibility of gaming receivables has an effect on results of operations and management believes that overall collections have been satisfactory. Atlantic City gaming debts are enforceable under the laws of New Jersey and certain other states, although it is not clear whether other states will honor this policy or enforce judgments rendered by the courts of New Jersey with respect to such debts.

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

Employees

As of December 31, 2004, Resorts had approximately 2,800 employees, including approximately 700 casino employees, 700 food and beverage employees, 170 security employees, 350 administrative support employees, 400 hotel employees, 350 marketing and entertainment employees, 100 facilities employees, 50 parking employees and a senior management team of approximately 12 members. All employees have completed the Company’s customer service program which reinforces high level of service and professionalism within their respective areas.

Management believes that its employee relations are now satisfactory. Approximately 1,200 of the employees are represented by unions. Of these employees, approximately 900 are represented by the Hotel Employees and Restaurant Employees International Union Local 54, whose contract was renewed in November 2004, after a month-long strike, for a term of five years. There are several union contracts covering other union employees.

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

There were significant regulatory changes in recent years. In addition to the approval of new games, the NJCCA was amended to allow casinos to expand their casino floors before building the requisite number of hotel rooms, subject to approval of the NJCCC. This amendment was designed to encourage hotel room construction by giving casino licensees an incentive and an added ability to generate cash flow to finance hotel construction. Prior law only allowed for casino expansion if a casino built new hotel rooms first. In addition, the maximum casino square footage was increased from 50,000 square feet to 60,000 square feet for the first 500 qualifying rooms and the current law allows for an additional 10,000 square feet for each additional 100 qualifying rooms over 500, up to a maximum of 200,000 square feet. Future costs of regulation have been reduced as new legislation no longer requires hotel employees to be registered, extends the term for casino and casino key employee license renewals from two years to four years and allows greater efficiency by either reducing or eliminating the time required by the NJCCC to approve internal controls, patron complimentary programs and the movement of gaming equipment.

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

The indenture governing the First Mortgage Notes (the “Indenture”) provides that if any holder of First Mortgage Notes is found to be disqualified by the NJCCC, then RIHC has the right to redeem such holder’s First Mortgage Notes at a redemption price equal to the lesser of the principal amount plus accrued interest, the purchase price plus accrued interest or the fair market value of the First Mortgage Notes.

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

License Fees, Taxes and Investment Obligations. The NJCCA provides for casino license renewal fees, other fees based upon the cost of maintaining control and regulatory activities, and various license fees for the various classes of employees. In addition, a casino licensee is subject annually to a tax of 8% of gross revenue, as defined under the NJCCA, and license fees of $500 for every slot machine for use or in use in a casino as of the first of July each year. Also, the NJCCA was amended in 1995 to create an Atlantic City fund, (the “AC Fund”), for economic development projects other than the construction and renovation of casino hotels. Beginning with fiscal year 1999/2000 and for the following three fiscal years, an amount equal to the average amount paid into the AC Fund for the previous four fiscal years was contributed to the AC Fund. Each licensee’s share of the amount contributed to the AC Fund was based upon its percentage of the total industry gross revenue for the relevant fiscal year. After eight years, the casino licensee’s requirement to contribute to this fund ceases. Resorts requirement to contribute to the Atlantic City Fund ceased in 2003.

On June 30, 2003 the NJCCA was amended, effective July 1, 2003, to impose or increase certain taxes and fees on the Atlantic City casino industry. These taxes and fees, which were imposed in an effort to reduce the state’s budget deficit, included:

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

The following table summarizes, for the periods shown, the cost to RIH of the various fees, taxes and contributions assessed by the NJCCC.

	For the Year Ended December 31,
	2004	2003	2002
	($ in thousands)
Gaming tax	$20,251	$18,608	$20,862
License, investigation, inspection, and other fees	4,580	4,951	4,780
Contribution to AC Fund	—	256	444
Casino net profits tax	350	175	—
New Jersey race track subsidy	173	—	—
Other taxes and fees	771	394	—

Total	$26,125	$24,384	$26,086

The amended NJCCA requires a licensee to satisfy its investment obligation by purchasing bonds to be issued by the CRDA or by making other investments authorized by the CRDA, in an amount equal to 1.25% of a licensee’s gross revenue. If the investment obligation is not satisfied, then the licensee will be subject to an investment alternative tax of 2.5% of gross revenue. Licensees are required to make quarterly deposits with the CRDA against their current year investment obligations. RIH’s investment obligations amounted to $3.2 million for 2004, $3.0 million for 2003, and $3.3 million for 2002 and have been satisfied by deposits made with the CRDA. At December 31, 2004, RIH held $7.0 million face amount of bonds issued by the CRDA and had $7.2 million on deposit with the CRDA, the majority of which has been pledged for specific projects. The CRDA bonds issued through 2004 have interest rates ranging from 3.5% to 7.0% and have repayment terms between 20 and 50 years.

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

Pursuant to the CRDA Act, funds deposited by Resorts are deposited into several accounts, one of which is the Atlantic City Housing Fund which finances improving Atlantic City housing. As a result of recent appropriations from this dedicated account, in 2002 Resorts received a lump sum payment of $1.5 million representing Resorts’ share of donations made to the Atlantic City Housing Fund. Resorts utilized these funds for the hotel expansion project as they are not restricted to housing use.

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

In conjunction with the purchase of RIH from KINA in April 2001 by CRH and RIHC, CRH obtained an option to purchase approximately 10.0 acres of real property immediately adjacent to the Resorts site and approximately 2.0 acres of real property located in the Atlantic City metropolitan area, pursuant to the Option Agreement for a total purchase price of $40.0 million. Portions of the Option Land are zoned for casino hotel use and are available for future expansion. Some of the property was leased from KINA by RIH for use as a surface parking lot under a lease agreement with terms running contemporaneous with the terms of the Option Agreement. In March 2004, the Option Land was acquired by RREH in exchange for the issuance of a $40 million note by RREH to KINA. See “Item 1-Business: Option Land”.

Other Properties. RIHC also owns land in Egg Harbor Township, New Jersey which is utilized for a warehouse operation servicing Resorts.

Mortgaged Properties. All property currently held or leased by RIHC is mortgaged for the benefit of Deutsche Bank Trust Company (formerly known as Bankers Trust Company) as collateral for RIHC’s $180.0 million aggregate principal amount of 11 1/2% First Mortgage Notes due 2009.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

No established public trading market exists for either CRH’s or RIHC’s common equity. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in either of CRH’s or RIHC’s common equity.

As of March 30, 2005, CRH has two holders of record of each of its class A common stock, par value $.01 per share, and class B common stock, par value $.01 per share. RIHC is a wholly owned subsidiary of CRH.

Neither CRH nor RIHC has ever paid a dividend on its common stock, nor do they anticipate paying any dividends in the foreseeable future. Certain funds received upon issuance of the First Mortgage Notes were deposited into a construction disbursement account for use in connection with construction of the New Tower. Under the terms of the Disbursement Agreement, dated March 22, 2002, funds remaining in the liquidity disbursement account after the final Test Period (as defined in the Indenture, the four fiscal quarter period ending December 31, 2004) , and upon certification by RIHC of certain conditions, would be returned to RIHC and could be distributed as a dividend to CRH. This certification was delivered by RIHC, and accordingly on January 20, 2005 the $9.7 million remaining in the liquidity disbursement account was delivered to RIHC; as of March 30, 2005, the funds have not been distributed as a dividend to CRH. The Indenture contains restrictions on the payment of dividends or other distributions by RIHC and its restricted subsidiaries. In addition, Section 1.05 of the NJCCA prohibits CRH from paying dividends to any person who is disqualified by the NJCCC.

Item 6. Selected Financial Data.

The following table sets forth the selected financial data of CRH and its Predecessor, RIH, as of and for each of the periods indicated. The selected financial data of RIH as of December 31, 2000 and for the year then ended is derived from RIH’s financial statements, which have been audited by Arthur Andersen LLP. The selected financial data of RIH for the period from January 1, 2001 to April 24, 2001 (pre-acquisition period) are derived from RIH’s financial statements, which have been audited by Ernst & Young LLP. The selected financial data of CRH as of December 31, 2004, 2003, 2002, and 2001 and for the years ended December 31, 2004, 2003, and 2002 and for the period from April 25, 2001 to December 31, 2001 (post-acquisition period) are derived from CRH’s financial statements, which have been audited by Ernst & Young LLP.

	Year ended December 31,			Period from April 25, 2001 to December 31, 2001	Period from January 1, 2001 to April 24, 2001	Year ended December 31,
	2004	2003	2002			2000
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
	($ in thousands)
Revenues:
Casino	$247,842	$230,135	$259,208	$168,687	$72,417	$235,827
Lodging	18,341	11,163	13,031	10,083	3,996	16,412
Food and beverage	23,387	22,079	24,649	17,880	6,977	26,039
Other	8,439	6,496	6,488	4,169	1,523	4,973
Less: promotional allowances	(67,123)	(54,426)	(66,664)	(42,564)	(17,995)	(62,993)

Total net revenues	230,886	215,447	236,712	158,255	66,918	220,258
Costs and expenses:
Casino	117,425	117,156	123,616	84,620	35,987	120,393
Lodging	3,360	1,318	1,672	1,970	913	4,186
Food and beverage	10,743	11,721	12,564	9,228	3,639	14,716
Other operating	28,585	25,686	25,557	16,683	8,292	25,667
Selling, general and administrative	39,085	30,983	36,769	21,526	10,492	37,522
Depreciation and amortization	16,837	9,993	10,160	5,412	5,325	17,034
Pre-opening	2,722	—	—	—	—	—

Total costs and expenses	218,757	196,857	210,338	139,439	64,648	219,518
Operating income	12,129	18,590	26,374	18,816	2,270	740
Interest expense, net	(19,073)	(17,838)	(17,104)	(5,625)	(7,163)	(23,146)
Other (income) expenses, net	1,255	(281)	182	(408)	—	—
Loss on extinguishment of debt	—	—	(3,378)	—	—	—

Income (loss) before income taxes	(5,689)	471	6,074	12,783	(4,893)	(22,406)
Provision (credit) for income taxes	(1,551)	1,727	3,197	5,046	—	—

Net income (loss)	$(4,138)	$(1,256)	$2,877	$7,737	$(4,893)	$(22,406)

	December 31,
	2004	2003	2002	2001	2000
	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
	($ in thousands)
Balance Sheet Data:
Cash and cash equivalents	$31,975	$28,417	$32,989	$15,363	$21,453
Total assets	363,157	302,686	309,354	179,144	410,971
Long-term debt, net	233,951	183,281	183,008	88,502	278,337
Stockholders’ equity	79,018	83,156	84,435	48,429	57,495

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

The following discussion and analysis as well as the associated tables are based on the financial statements of RIHC. The financial statements of CRH and RIHC are materially similar with certain differences related to the following:

•	the financial statements of CRH include the financial statements of RREH, which acquired the Option Land on March 18, 2004 and issued a $40 million note to KINA in payment thereof;

•	the financial statements of CRH classify certain equity instruments separately from shareholders’ equity as redeemable common stock in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances; and

•	the financial statements of RIHC include intercompany rent for the Option Land properties that RIHC pays to RREH. The intercompany rent is eliminated in the consolidation of RIHC and RREH into CRH’s financial statements.

A reconciliation of selected financial information between RIHC and CRH is as follows:

Assets

	December 31, 2004	December 31, 2003
	($ in thousands)
Total assets of RIHC	$321,696	$302,686
Basis of Option Land acquired	41,616	—
Other	(155)	—

Total assets of CRH	$363,157	$302,686

Liabilities

	December 31, 2004	December 31, 2003
	($ in thousands)
Total liabilities of RIHC	$239,503	$215,655
Note payable, plus accrued interest	40,400	—
Income taxes payable	361	—
Redeemable common stock	3,875	3,875

Total liabilities of CRH	$284,139	$219,530

Equity

	December 31, 2004	December 31, 2003
	($ in thousands)
Total shareholder’s equity of RIHC	$82,193	$87,031
Redeemable common stock	(3,875)	(3,875)
Intercompany rent	1,460	—
Interest expense	(400)	—
Income tax expense	(360)	—

Total shareholders’ equity of CRH	$79,018	$83,156

Net Income (loss)

	Year ended December 31,
	2004	2003	2002
	($ in thousands)
Net income (loss) of RIHC	$(4,838)	$(1,256)	$2,877
Intercompany rent	1,460	—	—
Interest expense	(400)	—	—
Income tax expense	(360)	—	—

Net income (loss) of CRH	$(4,138)	$(1,256)	$2,877

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

On September 4, 2002, RIHC decommissioned the 166-room Atlantic City Tower to begin construction in November 2002 of a 27-story hotel tower on the same site. The expansion was substantially completed on June 16, 2004. The expansion added 399 hotel rooms and suites in the Rendezvous Tower, the Grand Lobby (which replaced the former hotel lobby), 25,000 square feet of additional gaming space (collectively, the “New Tower”) and increased the number of slot machines and table games by 840 machines and 11 tables, as compared to December 31, 2003 levels. RIHC opened the expanded gaming space on May 28, 2004, and began opening hotel rooms in the New Tower to the public on June 16, 2004. The grand opening ceremony for the New Tower was held over the July 4, 2004 weekend.

Although significant improvement was reflected in the Company’s operating results beginning in the third quarter of 2000 and continuing through the end of 2002, operating results for 2003 were unfavorably impacted by many factors, most notably the disruption resulting from construction of the New Tower and the resulting loss of hotel rooms and gaming capacity during the construction. However, with the opening of the New Tower, operating results for 2004 were positively impacted. As such, management is focused on current efforts to position the Company to capitalize on that impact going forward.

Key Performance Indicators

The Companies generate the majority of their net revenues from gaming operations, therefore many of the key performance indicators that management uses to manage its business are related to the casino. The key indicators related to gaming revenue are as follows:

•	Table games drop (the dollar amount of chips purchased) and slot handle (the dollar amounts wagered in slot machines), which are indicators of volume;

•	The hold percentage (the percentage of win to drop or handle); Resorts typical table games hold percentage is approximately 15% of table games drop, and its typical slot hold percentage averages 8% of slot handle.

Key performance indicators related to non-gaming revenues include hotel occupancy, an indicator of volume in the hotel, and restaurant covers (number of meals served), also a volume indicator.

RIHC also considers “EBITDA” to be a key indicator of its performance. EBITDA, as further defined in the Indenture, represents RIHC’s earnings before interest expense, taxes, depreciation and amortization costs, pre-opening costs incurred in connection with the New Tower, and other non-cash items. Management believes that EBITDA is a commonly used measure of performance in the gaming industry, and uses it as the primary measurement in evaluating management’s operating performance. EBITDA should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles, or “GAAP”) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with GAAP. Not all companies calculate EBITDA in the same manner. The following table reflects a reconciliation of EBITDA, as defined in the Indenture, to net income as determined in accordance with GAAP for the periods noted:

	Year ended December 31,
	2004	2003	2002
	($ in thousands)
Net income (loss)	$(4,838)	$(1,256)	$2,877
Add: Interest expense	19,195	19,133	19,055
Provision (benefit) for income taxes	(1,912)	1,727	3,197
Depreciation and amortization	16,837	9,993	10,160
Pre-opening expense	2,722	—	—
Loss on extinguishment of debt	—	—	3,378
(Gain) loss on disposal of assets	(1,255)	61	—
Non-cash value of stock compensation	—	(23)	(182)

EBITDA	$30,749	$29,635	$38,485

Operating Results

Various events have had a significant impact on Resorts’ operations over the last three years. The most notable of these are as follows:

•	The successful marketing programs and practices put into place in 2000 by the current management team, the results of which were reflected in the improvement in operating results beginning in late 2000 and continuing through 2002;

•	The decommissioning of the 166-room Atlantic City Tower in September 2002 for the construction of the new 27-story hotel tower. The loss of hotel rooms and associated decrease in gaming space had a significant negative impact on operations during 2003;

•	Certain regional and national events, including severe weather conditions, the war in Iraq, and the general economic conditions impacted results during 2003, and a 33-day labor strike during the fourth quarter of 2004; and

•	Resorts construction and opening of the New Tower was successfully completed in the second quarter of 2004.

Revenues

The following table presents the detail of RIHC’s net revenues for the periods noted:

	Year ended December 31,
	2004	% change	2003	% change	2002
	($ in thousands)
Casino revenues:
Slots	$182,552	7.2%	$170,307	(8.7)%	$186,610
Table games	63,868	9.5%	58,307	(16.6)%	69,908
Other	1,422	(6.5)%	1,521	(43.5)%	2,690

Total casino revenues	247,842	7.7%	230,135	(11.2)%	259,208
Non-casino revenue:
Food and beverage	23,387	5.9%	22,079	(10.4)%	24,649
Lodging	18,341	64.3%	11,163	(14.3)%	13,031
Entertainment, retail and other	8,439	29.9%	6,496	0.1%	6,488

Total non-casino revenues	50,167	26.2%	39,738	(10.0)%	44,168
Less: promotional allowances	(67,123)	23.3%	(54,426)	(18.4)%	(66,664)

Total net revenues	$230,886	7.2%	$215,447	(9.0)%	$236,712

The increase in slot revenues in 2004 was due to a $122 million (6%) increase in slot handle to $2.3 billion in 2004. The increase in slot handle was a direct result of the New Tower and related gaming floor expansion that included the addition of new themed slot machines and improved slot technologies, including “cashless” slots.

The decrease in slot revenues in 2003 was due to a $295 million (12%) decrease in slot handle to $2.2 billion from $2.5 billion in 2002, while the 2003 net slot hold increased to 7.8% from the 2002 net slot hold of 7.5%. The decrease in slot handle was a direct result of the loss of hotel rooms, on-going construction related to the New Tower, and the impact of the openings of the Showboat’s hotel expansion in May 2003 and the Borgata in July 2003.

The increase in table games revenues in 2004 was due to a $30 million (8%) increase in table games drop to $414 million from $384 million in 2003, along with an improved table games hold of 15.4% from 15.2% in 2003. The increase in table drop was a direct result of the opening of the New Tower and related gaming floor expansion that included the addition of new table games.

The decrease in table games revenues in 2003 resulted from a $48 million (11%) decrease in table games drop to $384 million from $432 million in 2002, combined with a lower hold of 15.2% compared to 16.2% in 2002. The decrease in table drop was a direct result of the loss of hotel rooms, on-going construction related to the New Tower, and the impact of the opening of the Borgata.

The decrease in other gaming revenues in 2004 and 2003 was due to the relocation and subsequent reduction in the size of Resorts’ simulcast room in August 2002.

The increase in food and beverage revenues in 2004 was due to increased traffic throughout the property and occupied room nights due to the opening of the New Tower.

The decrease in food and beverage revenues in 2003 was due to a 10% decrease in restaurant covers to 1.31 million covers from 1.46 million covers in 2002 as a result of reduced volumes throughout the property, related to the construction of the New Tower.

The increase in lodging revenues in 2004 was a result of the opening of the New Tower, which increased the number of available hotel rooms by 38% over prior year levels. The number of rooms occupied during 2004 increased 26% over 2003 levels, while the average daily room rate increased to $89 in 2004, from $68 in 2003.

The decrease in lodging revenues in 2003 was a result of the loss of hotel rooms during the construction of the New Tower. Resorts had an 18% decrease in available rooms in 2003 and a 15% decline in the number of occupied rooms from prior year levels. The average daily room rate of $68 in 2003 was comparable to the average daily rate in 2002.

The increase in entertainment, retail, and other revenue in 2004 was largely due to the offering of more headliner acts targeted to our gaming patron. Additionally, other revenue experienced a 21% increase due to miscellaneous income, ATM commissions and parking revenues as a result of increased volumes throughout the property in conjunction with the opening of the New Tower.

Promotional allowances are expenses incurred by Resorts for complimentary services (goods and services, including rooms, food, beverage and admission, provided free of charge to gaming patrons) and cash incentives given to gaming patrons. In addition to an increase in promotional rooms expense of approximately $4 million as a result of the opening of the New Tower, the increased expense in 2004 resulted from higher cash incentives earned by slot machine patrons (which accounted for approximately $5 million of the increase), attributable to cash incentives including cash complimentaries, mailings, acquisition and hotel coin, and are a direct result of increased gaming volumes.

Operating Results

The following table presents the detail of the RIHC’s operating results for the periods noted:

	Year ended December 31,
	2004	% change	2003	% change	2002
	($ in thousands)
Total net revenues	$230,886	7.2%	$215,447	(9.0)%	$236,712
Costs and expenses:
Casino and hotel operations	160,113	2.7%	155,881	(4.6)%	163,409
Selling, general and administrative	40,546	30.9%	30,983	(15.7)%	36,769
Pre-opening expenses	2,722	100.0%	—	—	—
Depreciation and amortization	16,837	68.5%	9,993	(1.6)%	10,160

Total costs and expenses	220,218	11.9%	196,857	(6.4)%	210,338

Income from operations	$10,668	(42.6)%	$18,590	(29.5)%	$26,374

The completion of the New Tower during 2004 contributed to increased volumes throughout the property. As a result, the costs associated with providing the services in the expanded facility also increased, as reflected in the increased casino and hotel operating costs. The largest increase in selling, general and administrative expenses in 2004 was a 52% increase in real estate taxes from $6.5 million in 2003 to $10 million in 2004, primarily resulting from the increase in assessments due to the opening of the New Tower.

For the twelve months ended December 31, 2004, the Company recorded $2.7 million of pre-opening expenses, primarily advertising and related costs, to promote the opening of the expanded casino and hotel facility.

The increase in depreciation and amortization expense resulted from a $2.0 million increase in depreciation due to the opening of the New Tower on June 16, 2004. Additionally, the 2003 expense included the reversal of approximately $3.0 million of amortization expense related to discounts on funds previously deposited with the Casino Reinvestment Development Authority (“CRDA”) in below market interest bearing instruments. This reversal resulted from the receipt from the CRDA of $9.2 million of previously deposited funds as reimbursement for costs incurred for the construction of the New Tower.

The construction of the New Tower during 2003 contributed to decreased volumes throughout the property and associated decreases in operating costs. The largest reduction in expenses in 2003 was a 7% decrease in labor and related charges, which represent approximately half of the casino, hotel, and selling, general, and administrative expenses. Management continuously monitored and reduced staffing levels in response to the declines in business in order to offset the reductions in revenues.

Also contributing to the 2003 expense reductions were reductions in gaming fees and taxes due to reduced gaming revenues, reduced promotional expenses due to reduced gaming volumes and decreased real estate taxes due to the demolition of the old hotel tower.

Non-Operating Results

The following table presents information related to RIHC’s non-operating income and expenses for the periods noted:

	Year ended December 31,
	2004	2003	2002
	($ in thousands)
Interest income	$522	$1,295	$1,951
Interest expense:
Total interest cost	$23,255	$22,755	$19,484
Less: capitalized interest	(4,060)	(3,622)	(429)

Interest expense, net	$19,195	$19,133	$19,055
Other (income) expense, net	$(1,255)	$281	$(182)
Loss on extinguishment of debt	$—	$—	$3,378

The 2004 and 2003 decreases in interest income are related to the decrease in Resorts’ restricted cash balance for the construction of the New Tower as the project was funded during the course of the construction.

Other income for 2004 represents gains from the sale of fixed assets. During the year, RIHC disposed of a warehouse located in Atlantic City, billboards, and slot machines which have been replaced by new, state-of-the-art slot machines.

The increase in interest expense in 2004 is due to increased borrowings throughout the year under the equipment credit facility. The increase in interest expense in 2003 is due to a full year of interest expense following the sale of the First Mortgage Notes on March 22, 2002, offset by higher capitalized interest.

The loss on extinguishment of debt recorded in 2002 includes a $2.3 million write-off of deferred debt issuance costs and a $1.1 million prepayment penalty resulting from the repayment of the previous credit facility.

Income Taxes

The following table presents information related to the RIHC’s income tax expense (benefit) for the years noted:

	Year ended December 31,
	2004	2003	2002
	($ in thousands)
Federal income tax expense (benefit)	$(1,974)	$648	$2,250
NJ state income tax expense (benefit)	(288)	904	947
NJ Casino net profits tax	350	175	—

Total income tax expense (benefit)	$(1,912)	$1,727	$3,197

On June 30, 2003, the State of New Jersey amended the NJCCA, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licenses in calendar year 2002, payable in the state’s fiscal years 2004 though 2006. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $350,000 annually. For the years ended December 31, 2004 and 2003, RIHC recorded provisions of $350,000 and $175,000 for this tax, respectively.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum assessment (“NJAMA”) under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. This tax was retroactive to January 1, 2002.

At December 31, 2004, RIHC has a net operating loss carryforward for federal purposes of $11.0 million. No valuation allowance has been provided against this, as RIHC expects to fully use it before it expires in 2024.

At December 31, 2004, RIHC has a state net operating loss carryforward of approximately $144.9 million. The carryforward will expire as follows: 2005, $32.8 million; 2006, $2.4 million; 2007, $40.2 million; 2008, $20.7 million; and 2009, $48.8 million. RIHC has reported a full valuation allowance against the carryforward because it does not expect to realize the tax benefit, primarily due to the limited expiration period. However, RIHC has approximately $1.8 million of state tax credits resulting from the NJAMA which may be applied to offset future taxable income without expiration; these credits have been recorded as an asset on RIHC’s balance sheet at December 31, 2004.

Liquidity and Capital Resources

RIHC’s cash flows consisted of the following:

	Year ended December 31,
	2004	2003	2002
	($ in thousands)
Net cash provided by operations	$14,560	$4,178	$27,003

Cash flows from investing activities:
Purchases of property and equipment	(67,937)	(53,490)	(21,642)
Purchases of restricted cash, net of releases	49,910	39,613	(89,971)
Proceeds from sale of fixed assets	1,724	—	—
CRDA refunds (deposits), net	(2,295)	6,168	(1,775)

Net cash used in investing activities	(18,598)	(7,709)	(113,388)

Cash flows from financing activities:
Proceeds of borrowings	10,160	—	180,835
Debt repayments	(2,892)	(979)	(102,400)
Proceeds from issuance of common stock	—	—	35,000
Other	(135)	(62)	(9,424)

Net cash provided by (used in) financing activities	7,133	(1,041)	104,011

Net increase (decrease) in cash and cash equivalents	$3,095	$(4,572)	$17,626

Cash flows from Operating Activities

The improvement in cash flow from operations in 2004 over 2003 resulted primarily from the improved results following the opening of the New Tower, as well as favorable working capital changes, including a $2.4 million increase in accounts payable and accrued expenses, compared to a $6.3 million decrease in those items in 2003.

At December 31, 2004, RIHC had cash and cash equivalents of $31.5 million, as compared to $28.4 million at December 31, 2003. Included in this balance at December 31, 2004 and 2003 is approximately $20.0 million and $17.6 million, respectively, representing cash on hand, which is needed to operate the business.

Cash Flows from Investing Activities

During the year ended December 31, 2004, the Company expended $67.9 million for the purchase of property and equipment, which includes $60.1 million for the construction of the new hotel tower, (including $4.1 million of capitalized interest related to the construction of the new hotel tower), and $7.8 million for other expenditures, such as the purchase of new slot machines and related equipment, computer upgrades, and other facility improvements.

During the year ended December 31, 2003, the Company expended $53.5 million for the purchase of property and equipment, which included $41.1 million for the construction of the new hotel tower, $3.6 million of capitalized interest related to the construction of the new hotel tower, and $8.8 million for other expenditures, such as the purchase of new slot machines and related equipment, computer upgrades, the relocation of Resorts’ Asian restaurant, and other facility improvements.

During the year ended December 31, 2002, the Company expended $21.6 million for the hotel expansion and other capital improvements and replacements, including purchases of slot machines and related equipment, computer upgrades and facility improvements. Of the total, $12.5 million was expended for the construction of the new hotel tower, which includes $0.4 million of capitalized interest.

At December 31, 2004, RIHC had a restricted cash balance of $0.5 million, which is included in other assets on RIHC’s Consolidated Balance Sheet. The restricted cash consists of the unexpended portion of the proceeds of an asset sale, as required by the Indenture. Under the terms of the Disbursement Agreement, dated March 22, 2002, funds remaining in the liquidity disbursement account after the final Test Period (as defined in the Indenture, the four fiscal quarter period ending December 31, 2004), and upon certification by RIHC of certain conditions, would be returned to RIHC and could be distributed as a dividend to CRH. This certification was delivered by RIHC, and accordingly on January 20, 2005 the $9.7 million remaining in the liquidity disbursement account was delivered to RIHC; as of December 31, 2004, these funds are included in cash on RIHC’s Consolidated Balance Sheet.

The CRDA agreed to reimburse certain costs associated with the hotel tower construction, totaling approximately $13.1 million through 2008. Approximately $0.8 million of these reimbursements was received by RIHC in 2004, and $9.2 million was received in 2003.

Cash Flows from Financing Activities

On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of 11 1/2% First Mortgage Notes at a price of 97.686% yielding $175.8 million. Concurrent with the sale of the notes, CRH issued 17,295 shares of class A common stock at a cash price of $0.0475 per share and 349,992 shares of class B common stock at a price of $100 per share to its existing shareholders resulting in aggregate proceeds of approximately $35.0 million. The proceeds from the sale of the First Mortgage Notes and issuance of stock were used to retire existing debt and to finance the costs associated with the construction of the New Tower.

Other Factors Affecting Liquidity

In June 2002, RIH entered into a $20.0 million credit facility, the proceeds of which were intended to be used for the acquisition of furniture, fixtures, and equipment. RIHC has guaranteed the obligations of RIH under this equipment credit facility. As of December 31, 2004, RIHC had borrowed $14.7 million of the equipment credit facility to purchase furniture, fixtures, and equipment for the New Tower and $3.1 million to purchase additional slot machines to replace existing equipment. The outstanding balance due under this credit facility at December 31, 2004 was $15.5 million. On March 30, 2005, this credit facility was amended to provide for the suspension of principal payments for one year, commencing April 1, 2005; the outstanding principal balance as of March 31, 2005 will be paid in equal monthly installments commencing April 2006 and ending February 2009.

In November 2002, RIHC also entered into a $10.0 million revolving credit facility (the “Commerce Facility”). There was no outstanding balance on the Commerce Facility at December 31, 2004. However, $4.4 million of standby letters of credit have been issued against the Commerce Facility related to insurance obligations of the Company, leaving an availability of $5.6 million as of December 31, 2004.

In June 2002, RIHC entered into a Thermal Energy Services Agreement (the “Agreement”) with an energy supplier. The initial term of the Agreement is 20 years, renewable at the Companies’ option for two additional five year terms. The Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value is estimated at $6.2 million, for which payments during 2004 were $124,900, including interest, with the total payments over the 20 year initial term estimated at $9.6 million including interest, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year.

In March 2004, the Option Land was acquired by RREH in exchange for the issuance of a $40 million note by RREH to KINA. No principal payments are required on the $40 million note until it reaches maturity. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed is initially limited to $20 million increasing by $5 million each year.

In conjunction with the option land purchase transaction, the Option Agreement between RIHC and KINA was terminated. With the termination of the Option Agreement, the lease agreement between KINA and RIH converted to a month-

to-month fair market value lease. As part of the option land purchase transaction, the lease was amended to be a triple-net lease and was assigned by KINA to RREH. The amended agreement calls for the following payments: $1.3 million security deposit paid upon closing, offset against lease payments of $205,000 per month through September 2004; $135,833 per month from October 2004 through March 2006; $202,500 per month from April 2006 through March 2008; $302,500 per month from April 2008 through March 2009 and $402,500 per month thereafter. The lease agreement may be terminated by either party upon 30 days notice, with any security deposit remaining upon termination to be refunded to RIH.

Commitments and Contractual Obligations

The following table summarizes the Companies’ contractual commitments as of December 31, 2004:

	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	($ in thousands)
Long-term debt:
Principal	$195,871	$4,786	$8,156	$182,929	$—
Interest	88,501	21,345	42,061	25,095	—
Capital leases	8,632	498	996	996	6,142
Operating leases	23,507	3,013	4,255	3,864	12,375
Other obligations:
Construction commitments	14,458	14,458	—	—	—
Purchase obligations	2,906	2,906	—	—	—

	$333,875	$47,006	$55,468	$212,884	$18,517

Construction commitments represent the balance due on the contract for the construction of the New Tower. Purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding on the Company.

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

Application of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect the amounts reported. The Companies’ significant accounting policies are more fully described in Note 2 (“Summary of Significant Accounting Policies”) to the Companies’ consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of the Companies’ consolidated financial statements, and requires management to make difficult, subjective, or complex judgments that could have a material effect on the Companies’ financial condition and results of operations. Specifically, an accounting estimate is defined as critical if 1) it would require the Company to make assumptions about matters that were highly uncertain at the time the estimate was made, and 2) different estimates that the Company could reasonably have used, or changes in the estimates that are reasonably likely to occur, would have a material effect on the Company’s financial condition or results of operations.

Management believes that following are critical accounting estimates:

Allowances for Doubtful Accounts - Casino. Allowances for doubtful accounts arising from casino receivables are based upon a review of specific estimated uncollectible accounts. The methodology used to evaluate uncollectibility of accounts is based on historical collection rates over the past five years, applied based on the aging of the receivable, as well as consideration of other factors, including information related to specific larger accounts, an appraisal of current economic conditions, a change in the character of the receivables, a change in the Companies’ collection policy, and the judgment and expertise of management. Management believes that past experience has indicated that the Companies’ estimates are reasonable.

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

Litigation/Loss Reserves. Various legal proceedings, considered by management to be ordinary litigation incident to the operation of its business, may be pending at any time against the Company. The Company records a liability for these items, which liability is estimated based on a review and analysis of each individual event, and periodically reviewed for adequacy. Although management estimates that none of these proceedings, either individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations, no assurances can be given as to the eventual outcome of these issues. Management believes that past experience has indicated that the Companies’ estimates are reasonable.

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

Long-lived Assets. Management has determined that the Companies’ policy associated with its long-lived assets and the related estimates is critical to the preparation of the consolidated financial statements. The Company has a significant investment in long-lived property and equipment. Management estimates that the undiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. Management estimates the useful lives for the Company’s assets based on historical experience and the estimates of assets’ commercial lives. Should the actual useful life of a class of assets differ from the estimated useful life, an impairment charge would be recorded. Management reviews useful lives and obsolescence and assesses commercial viability of the Companies’ assets periodically.

Adoption of Recent Accounting Pronouncements

On December 16, 2004, the FASB issued Statement 123 (revised 2004), “Share Based Payment” (FAS 123R). FAS 123R supersedes APB 25, “Account for Stock issued to Employees,” and is effective for the Company at the beginning of the first interim or annual period after January 1, 2006. FAS 123R requires that the fair value of equity based awards be recognized in the financial statements for new awards and previously granted awards that are not yet fully vested on the adoption date. The Company is currently evaluating the impact of adopting FAS 123R, but does not expect a material impact.

Quarterly Results of Operations

The following table sets forth certain of the Companies’ unaudited financial information on a quarterly basis:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	($ in thousands)
2004
Revenues	$51,160	$58,071	$71,048	$50,607
Operating income (loss)	1,875	3,141	8,362	(1,249)
Net income (loss)	$(1,567)	$34	$1,742	$(4,347)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	($ in thousands)
2003
Revenues	$52,317	$58,801	$60,295	$44,034
Operating income (loss)	2,381	7,621	10,386	(1,798)
Net income (loss)	$(2,082)	$1,641	$3,502	$(4,317)

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The Company has exposure to interest rate risk from its short-term and long-term debt. In general, the Companies’ long-term debt is fixed rate. See Note 8 of the Notes to the Consolidated Financial Statements of the Companies for the components of long term debt. The Company believes that the market risk from changes in interest rates would not be material to the fair value of these financial instruments, or the related cash flows, or future results of operations.

Item 8. Financial Statements and Supplementary Data.

All other schedules called for under Regulation S-X are not submitted because they are not applicable, not required, or because the required information is not material, or is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors

Colony RIH Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Colony RIH Holdings, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index to Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colony RIH Holdings, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

January 28, 2005, except for Note 15,

as to which the date is March 30, 2005

COLONY RIH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$31,975	$28,417
Receivables, net	5,530	5,175
Inventories	2,332	1,503
Prepaid expenses and other current assets	3,060	2,766
Deferred income taxes, net	4,804	4,294

Total current assets	47,701	42,155
Property and equipment, net	297,859	189,609
Other assets (including $500 and $50,358 of restricted cash and cash equivalents in 2004 and 2003, respectively	17,597	70,922

Total assets	$363,157	$302,686

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$5,525	$846
Accounts payable	10,957	3,390
Accrued interest payable	6,439	6,038
Accrued expenses and other current liabilities	16,901	16,509

Total current liabilities	39,822	26,783
Long-term debt, less current portion	233,951	183,281
Deferred income taxes, net	6,491	5,591
Redeemable common stock	3,875	3,875

Total liabilities	284,139	219,530
Shareholders’ equity
Common stock:
Class A—$.01 par value, 900,000 shares authorized, 38,295 shares issued and outstanding	—	—
Class B—$.01 par value, 800,000 shares authorized, 774,982 shares issued and outstanding	8	8
Capital in excess of par	73,790	73,790
Retained earnings	5,220	9,358

Total shareholders’ equity	79,018	83,156

Total liabilities and shareholders’ equity	$363,157	$302,686

See accompanying notes.

COLONY RIH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year ended December 31,
	2004	2003	2002
Revenues:
Casino	$247,842	$230,135	$259,208
Lodging	18,341	11,163	13,031
Food and beverage	23,387	22,079	24,649
Other	8,439	6,496	6,488
Less: promotional allowances	(67,123)	(54,426)	(66,664)

Total net revenue	230,886	215,447	236,712

Costs and expenses:
Casino	117,425	117,156	123,616
Lodging	3,360	1,318	1,672
Food and beverage	10,743	11,721	12,564
Other operating	28,585	25,686	25,557
Selling, general, and administrative	39,085	30,983	36,769
Depreciation and amortization	16,837	9,993	10,160
Pre-opening	2,722	—	—

Total costs and expenses	218,757	196,857	210,338

Income from operations	12,129	18,590	26,374

Interest income	522	1,295	1,951
Interest expense	(19,595)	(19,133)	(19,055)
Other income (expense), net	1,255	(281)	182
Loss on extinguishment of debt	—	—	(3,378)

Income (loss) before income taxes	(5,689)	471	6,074
Provision (benefit) for income taxes	(1,551)	1,727	3,197

Net income (loss)	$(4,138)	$(1,256)	$2,877

See accompanying notes.

COLONY RIH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,138)	$(1,256)	$2,877
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt	—	—	3,378
Depreciation and amortization	15,328	12,273	9,614
Amortization of debt premiums, discounts and issuance costs	1,858	1,733	1,397
Provision for doubtful receivables	138	468	1,305
Gain on disposal of fixed assets	(1,255)	—	—
Provision for discount on CRDA obligations, net of amortization	1,510	(2,280)	551
Deferred income taxes	390	1,017	1,455
Other	—	38	(182)
Changes in operating assets and liabilities:
Net (increase) decrease in receivables	(493)	(545)	1,870
Net (increase) decrease in inventories and prepaid expenses and other current assets	(1,123)	360	(426)
Net (increase) decrease in deferred charges and other assets	1,150	(1,309)	1,083
Net increase (decrease) in accounts payable and accrued expense	2,873	(6,321)	(680)
Net increase in interest payable	401	—	4,761

Net cash provided by operating activities	16,639	4,178	27,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of cash and cash equivalents — restricted, net of releases	49,910	39,613	(89,971)
Purchases of property and equipment	(69,553)	(53,490)	(21,642)
Proceeds from sale of fixed assets	1,724	—	—
CRDA deposits	(3,051)	(3,021)	(3,267)
CRDA refunds	756	9,189	1,492

Net cash used in investing activities	(20,214)	(7,709)	(113,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings	10,160	—	180,835
Payments to secure borrowings	(135)	(62)	(8,432)
Proceeds from the issuance of common stock	—	—	33,250
Proceeds from the issuance of redeemable common stock	—	—	1,750
Other	—	—	102
Prepayment penalty on long-term debt	—	—	(1,094)
Debt repayments	(2,892)	(979)	(102,400)

Net cash provided by (used in) financing activities	7,133	(1,041)	104,011

Net increase (decrease) in cash and cash equivalents	3,558	(4,572)	17,626
Cash and cash equivalents at beginning of year	28,417	32,989	15,363

Cash and cash equivalents at end of year	$31,975	$28,417	$32,989

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the year for:
Interest	$21,395	$21,023	$13,318
Income taxes paid (refunded), net	(519)	(609)	4,350
Non-cash investment and financing transactions:
Obligations incurred for the purchase of property and equipment	7,577	645	—
Notes payable issued in connection with option land purchase	40,000	—	—
Property and equipment acquired under capital lease obligations	—	—	6,530

See accompanying notes.

COLONY RIH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Capital in Excess of Par	Retained Earnings Accumulated	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at January 1, 2002	$4	$40,750	$7,524	$151	$48,429
Issuance of common stock	4	33,246	—	—	33,250
Other	—	—	213	—	213
Change in value of stock options granted to employees and consultants	—	(183)	—	—	(183)
Net income	—	—	2,877	—	2,877
Termination of fair value hedge	—	—	—	(151)	(151)

Comprehensive income	—	—	—	—	2,726

Balance at December 31, 2002	8	73,813	10,614	—	84,435

Change in value of stock options granted to employees and consultants	—	(23)	—	—	(23)
Net loss	—	—	(1,256)	—	(1,256)

Balance at December 31, 2003	8	73,790	9,358	—	83,156

Net loss	—	—	(4,138)	—	(4,138)

Balance at December 31, 2004	$8	$73,790	$5,220	$—	$79,018

See accompanying notes.

COLONY RIH HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Consolidation

Colony RIH Holdings, Inc., a Delaware corporation (“CRH” or the “Company”), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc., also a Delaware corporation (“RIHC”). RIHC, through its wholly-owned subsidiary, Resorts International Hotel, Inc., a New Jersey corporation (“RIH”), owns and operates Resorts Atlantic City (“Resorts”), a casino/hotel located in Atlantic City, NJ. On April 1, 2003, Resorts Real Estate Holdings, Inc. (“RREH”) was formed as a wholly-owned subsidiary of CRH. RREH, which was incorporated as a New Jersey corporation, was formed to acquire certain land. RREH had no substantive business operations prior to January 2004 (see Note 14). Colony RIH Holdings, Inc., Resorts International Hotel and Casino, Inc., and Resorts International Hotels, Inc. are referred to collectively as the “Companies”.

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

Under the terms of the Disbursement Agreement, dated March 22, 2002, funds remaining in the liquidity disbursement account after the final Test Period (as defined in the Indenture, the four fiscal quarter period ending December 31, 2004), and upon certification by RIHC of certain conditions, would be returned to RIHC and could be distributed as a dividend to CRH. This certification was delivered by RIHC, and accordingly on January 20, 2005 the $9.7 million remaining in the liquidity disbursement account was delivered to RIHC; as of December 31, 2004, these funds are included in cash and cash equivalents on the Company’s Consolidated Balance Sheet.

2. Summary of Significant Accounting Policies (continued)

Inventories

Inventories of provisions, supplies and spare parts are valued at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives reported below using the straight-line method. Interest costs incurred during the construction period are capitalized in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Costs.” Interest expense of $4.1 million and $3.6 million was capitalized for the years ended December 31, 2004 and 2003, respectively.

Hotels and other buildings	35 – 40 years
Furniture fixtures and equipment	2 – 5 years

The provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long- Lived Assets” (“SFAS No. 144”) requires, among other things, that an entity review its long-lived assets and certain intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 144 requires an impairment loss to be recognized only if the carrying amounts of long-lived assets to be held and used are not recoverable from their expected undiscounted future cash flows.

Income Taxes

The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes”. Accordingly, deferred tax assets and liabilities are calculated as the difference between the financial statement carrying amounts and tax bases of assets and liabilities. These differences are affected by the tax rate for the year in which they are expected to be recovered or settled. A valuation allowance is recognized, if necessary, to account for the likelihood that these differences will not be realized in the future. Note 11 further addresses the components of the deferred tax assets and liabilities.

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

Promotional Allowances

The retail value of hotel accommodations, food, beverage and other services provided to customers without charge is included in gross revenues and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Rooms	$9,849	$10,363	$10,277
Food and beverage	16,115	15,729	16,386
Entertainment and other	3,678	3,390	3,224

	$29,642	$29,482	$29,887

Cash discounts based upon a negotiated amount with each customer are recognized as a promotional allowance on the date the related revenues are recorded. Cash-back awards given to a customer based upon earning points for future awards are accrued as the customer earns the points. The amount is recorded as a promotional allowance in the statement of operations. When estimating the amount of the accrual, the company calculates a redemption rate based on historical redemption rates.

2. Summary of Significant Accounting Policies (continued)

The Company offers other incentive programs. These are gifts and other promotional items, the type and distribution of which are predetermined by management. Since these awards are not cash awards, the Company records them as gaming expenses in the statement of operations. Such amounts are expensed on the date the award can be utilized by the customer.

Advertising

The Company expenses advertising costs as incurred. These costs are included in Selling, General and Administrative costs on the Company’s Consolidated Statements of Operations.

Pre-Opening Expenses

For the year ended December 31, 2004, the Company recorded $2.7 million of pre-opening expenses, primarily advertising and related costs, to promote the opening of the New Tower.

Stock Based Compensation

As allowed under the provisions of Financial Accounting Standards Board Statement Number 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” the Company applies the provisions of Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options, and accordingly, does not recognize compensation expense. Had compensation expense for the employee stock option plan been determined in accordance with SFAS No. 123, total stock-based employee compensation expense, net of tax effects, would have been $30,000, $30,000 and $48,000 for the years ended December 31, 2004, 2003, and 2002, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002
Risk free interest rate	4.66%	5.07%	4.79%
Volatility factors	10%	10%	10%
Expected life	5 years	5 years	5 years
Dividends	None	None	None

Equity instruments issued to non-employees in exchange for goods or services are accounted for using the fair value method and expense is recorded based on the value determined.

New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement 123 (revised 2004), “Share Based Payment” (“FAS 123R”). FAS 123R supersedes APB 25, “Accounting for Stock Issued to Employees,” and is effective for the Company at the beginning of the first interim or annual period after January 1, 2006. FAS 123R requires that the fair value of equity based awards be recognized in the financial statements for new awards and previously granted awards that are not yet fully vested on the adoption date. The Company is currently evaluating the impact of adopting FAS 123R, but does not expect a material impact.

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

4. Receivables

Components of receivables were as follows at December 31 (in thousands):

	2004	2003
Gaming	$5,315	$5,733
Less: allowance for doubtful accounts	(1,415)	(2,010)

	3,900	3,723
Non-gaming:
Hotel and related	642	320
Other	1,020	1,173

	1,662	1,493
Less: allowance for doubtful accounts	(32)	(41)

	1,630	1,452

Receivables, net	$5,530	$5,175

5. Property and Equipment

Components of property and equipment were as follows at December 31 (in thousands):

	2004	2003
Land and land rights	$76,314	$34,698
Hotels and other buildings	193,306	80,125
Furniture, fixtures and equipment	62,582	39,091
Construction in progress	1,816	58,816

	334,018	212,730
Less: accumulated depreciation	(36,159)	(23,121)

Net property and equipment	$297,859	$189,609

6. Other Assets

Components of other assets were as follows at December 31 (in thousands):

	2004	2003
CRDA deposits, bonds and other investments, net	$11,085	$12,356
Debt issuance costs, net	5,104	6,299
Other	908	1,909
Restricted cash	500	50,358

	$17,597	$70,922

The New Jersey Casino Control Act, as amended, requires RIH to purchase bonds issued by the Casino Reinvestment Development Authority (“CRDA”) or make other investments authorized by the CRDA, in an amount equal to 1.25% of RIH’s gross gaming revenue, as defined.

The CRDA bonds have interest rates ranging from 3.5% to 7.0% and have repayment terms of between 20 and 50 years. RIH records charges to expense to reflect the below-market interest rate payable on the bonds it may have to purchase to fulfill its investment obligation at the date the obligation arises. The charges (credits) for the years 2004, 2003 and 2002, for discounts on obligations arising in those years were $1.5 million, ($2.3 million), and $547,000, respectively. The 2003 credit is due to the reversal of approximately $3.0 million of amortization expense related to discounts on funds previously deposited with the CRDA in below-market bearing instruments. This reversal resulted from the receipt from the CRDA of $9,189,000 of previously deposited funds as reimbursement for costs incurred for the construction of the New Tower. The discount on CRDA bonds purchased is amortized to interest income over the life of the bonds using the effective interest method.

6. Other Assets (continued)

From time to time RIH has donated certain funds it has had on deposit with the CRDA in return for either relief from its obligation to purchase CRDA bonds or credits against future CRDA deposits. At December 31, 2004 and 2003, RIH owned $7.0 million and $7.2 million face value of bonds, respectively, issued by the CRDA and had $7.2 million and $6.1 million, respectively, on deposit with the CRDA. The majority of the Company’s deposits have been pledged for specific projects.

Debt issuance costs consist of amounts incurred in connection with obtaining long-term debt. The costs are amortized on a straight-line basis over the contractual life of the loan and amortization of such costs is included in interest expense.

Restricted cash in 2004 represents proceeds from an asset sale which must be used to purchase “Replacement Assets” per terms of the First Mortgage Notes Indenture. Restricted cash in 2003 represents funds received from the issuance of the First Mortgage Notes (see Note 8), which were deposited into a construction disbursement account for use for construction of the new hotel tower.

7. Accrued Expenses and Other Current Liabilities

Components of accrued expenses and other current liabilities were as follows at December 31 (in thousands):

	2004	2003
Insurance and related costs	$1,799	$1,720
Payroll	7,655	6,496
Unredeemed chip liability	1,091	1,178
Liability for unredeemed cash incentives	2,011	2,058
Other	4,345	5,057

	$16,901	$16,509

8. Long-Term Debt

Long-term debt is summarized as follows at December 31 (in thousands):

	2004	2003
First Mortgage Notes, net of unamortized discount	$177,103	$176,599
Thermal Energy capital lease	6,280	6,474
CIT/FF&E Financing	15,543	1,054
KINA Note	40,000	—
Other notes payable	550	—

	239,476	184,127
Less: current portion	5,525	846

	$233,951	$183,281

On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of First Mortgage Notes (the “First Mortgage Notes”) at a price of 97.686% yielding $175.8 million. Interest on the First Mortgage Notes is payable on March 15 and September 15 of each year, and the First Mortgage Notes are due in full on March 15, 2009. Beginning March 15, 2007, the Company may redeem all or a part of the First Mortgage Notes at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest: March 15, 2007 through March 14, 2008, 106.0%; March 15, 2008 through March 14, 2009, 103.0%; and on or after March 15, 2009, 100.0%.

The First Mortgage Notes contain certain covenants that, among other things, will limit RIHC’s ability and the ability of its subsidiaries to pay dividends on, redeem or repurchase its or their capital stock, make investments, incur additional indebtedness, permit payment of or restrict dividends by certain of its subsidiaries, enter into sale leaseback transactions, sell assets, guarantee indebtedness, create certain liens, engage in transactions with affiliates, and consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries on a consolidated basis.

8. Long-Term Debt (continued)

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $6.3 million at December 31, 2004.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc (“CIT Facility”). The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment. Loans pursuant to the CIT Facility are repayable in up to a sixty-month amortization period from the date the loan is made. The outstanding loans bear interest at the rate of LIBOR plus three and one-half percent. RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. The outstanding balance due to CIT at December 31, 2004 was $15.5 million.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million. The Commerce Facility expires on June 30, 2005. There was no outstanding balance on the Commerce Facility at December 31, 2004; however, $4.4 million of standby letters of credit have been issued against the Commerce Facility, leaving an availability of $5.6 million as of December 31, 2004.

During 2004, RREH purchased 2.0 acres of land adjacent to the Resorts site (see Note 14). The land was acquired in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note will mature immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes which are due March 22, 2009. Interest on the $40 million note will be payable semi-annually, and will be calculated at the following annual rates: 0% through September 2004, 4% from October 2004 through March 2006, 6% from April 2006 through March 2008, and 9% from April 2008 through March 2009. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed is initially limited to $20 million increasing by $5 million each year.

9. Related Party Transactions

For the year ended December 31, 2004, 2003 and 2002, the Company incurred expenses of approximately $380,000, $105,000, and $527,000, respectively, for fees and expenses incurred by affiliates of Colony Capital, the Company’s principal shareholder, and the Company’s directors.

In June 2004, RIHC and RIH entered into agreements with Colony Resorts LVH Acquisitions, LLC (“LVH”), which operates the Las Vegas Hilton. Under the terms of the agreements, if either company incurs costs in excess of its direct share or any expenses which are directly allocable to or incurred on behalf of the other company, those will be reimbursed by that company.

10. Retirement Plans

RIH has a defined contribution plan in which substantially all non-union employees are eligible to participate. Employees of certain other affiliated companies are also eligible to participate in this plan. Contributions are made to the plan based on a percentage of eligible employee contributions. Contribution expense for this plan was $592,000, $609,000, and $682,000, for the years ended December 31, 2004, 2003, and 2002, respectively.

10. Retirement Plans (continued)

Union employees are covered by various multi-employer pension plans to which contributions are made by RIH and other unrelated employers. RIH’s pension expense for these plans was $1,919,000, $1,709,000, and $1,665,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

11. Income Taxes

Income tax expense (benefit) is comprised of the following for the year ended December 31 (in thousands):

	2004	2003	2002
Current:
Federal	$(3,229)	$(369)	$795
State	1,288	1,079	947

	(1,941)	710	1,742
Deferred:
Federal	2,246	1,017	1,455
State	(1,856)	—	—

	390	1,017	1,455

	$(1,551)	$1,727	$3,197

The components of the deferred tax assets and liabilities were as follows at December 31 (in thousands):

	2004	2003
Deferred tax liabilities:
Basis differences on property and equipment	$(12,725)	$(5,033)
Other	(1,443)	(1,564)

Total deferred tax liabilities	(14,168)	(6,597)

Deferred tax assets:
NOL and capital loss carryforwards	12,671	8,477
Book reserves not yet deductible for tax	3,174	3,190
Tax credit carryforwards	1,225	441
Other	2,629	1,832

Total deferred tax assets	19,699	13,940
Valuation allowance for deferred tax assets	(7,218)	(8,640)

Deferred tax assets, net of valuation allowance	12,481	5,300

Net deferred tax liabilities	$(1,687)	$(1,297)

The effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

	Year ended December 31,
	2004	2003	2002
Statutory Federal income tax rate	(34.0)%	34.0%	34.0%
Change in Federal income tax rate for deferred taxes	(1.4)%	—	—
State taxes, net of Federal benefit	(6.6)%	151.3%	10.3%
Non-deductible provisions and expenses	14.7%	181.7%	8.3%

Effective tax rate	(27.3)%	367.0%	52.6%

11. Income Taxes (continued)

On June 30, 2003, the State of New Jersey amended the New Jersey Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2004 though 2006. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $350,000 annually. For the years ended December 31, 2004 and 2003, the Company recorded a provision of $350,000 and $175,000, respectively, for this tax.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum assessment (“NJAMA”) under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act was retroactive to January 1, 2002. In accordance with the Tax Act, the Company recorded a provision for current income tax of $619,000 and $597,000, net of Federal benefit, for the years ended December 31, 2004 and 2002, respectively.

At December 31, 2004, the Company has a net operating loss carryforward for Federal purposes of $11.0 million. No valuation allowance has been provided against this, as the Company expects to use it fully before it expires in 2024.

At December 31, 2004, the Company has a state net operating loss carryforward of approximately $144.9 million. The carryforward will expire as follows: 2005, $32.8 million; 2006, $2.4 million; 2007, $40.2 million; 2008, $20.7 million; and 2009, $48.8 million. The Company has reported a full valuation allowance against the carryforward because it does not expect to realize the tax benefit, primarily due to the limited expiration period. However, the Company has approximately $1.8 million of state tax credits resulting from the NJAMA which may be applied to offset future taxable income without expiration; these credits have been recorded as an asset on the Company’s balance sheet at December 31, 2004.

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

An additional 550 options to purchase Class A common shares and 11,180 options to purchase Class B common shares were also issued to an independent contractor on the Acquisition date. A portion of these options (275 Class A and 5,590 Class

12. Common Stock and Stock Based Compensation (continued)

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

The remaining Class A options (684) and Class B options (13,836) were granted to employees during the period from April 25, 2001 to December 31, 2001. These options vest only if the Company meets specified annual performance targets. The Company met the financial targets for the period ended December 31, 2002; accordingly, 135 Class A options and 2,767 Class B options became vested on that date. During the year ended December 31, 2002, no options were granted or forfeited; accordingly, at December 31, 2002, there are 684 Class A and 13,836 Class B options outstanding of which 274 Class A and 5,534 Class B options had vested and were exercisable. During the year ended December 31, 2003, 325 Class A options and 6,571 Class B options were forfeited, and 77 Class A options and 1,556 Class B options were granted. As a result, as of December 31, 2004, 436 Class A options and 8,821 Class B options were outstanding, of which 287 Class A options and 7,057 Class B options have vested and are currently exercisable. All of these options may be called by the Company in certain circumstances as defined in the agreement. For financial accounting purposes, these awards are re-measured at the end of each reporting period using the intrinsic value method and changes in intrinsic value are recorded as compensation expense at the end of each reporting period until the options are exercised.

The Company intends to issue stock options to certain employees pursuant to employment agreements with these employees. The actual grants and terms of such grants are expected to occur in 2005.

Compensation valuation credits recognized on all stock option awards for the years ended December 31, 2004, 2003 and 2002 was approximately $0, $(23,000), and $(183,000).

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

Commitments

The Company leases land, office space and certain equipment under non-cancelable operating lease arrangements. These leases expire in various years. Rent expense under these lease agreements for the years ended December 31, 2004, 2003 and 2002 were approximately $3.1 million, $3.5 million, and $3.7 million, respectively. Future minimum lease payments under non-cancelable operating leases consist of the following at December 31, 2004 (in thousands):

2005	$3,013
2006	2,323
2007	1,932
2008	1,932
2009 and thereafter	14,307

13. Commitments and Contingencies (continued)

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, and restricted cash in other assets, are reasonable estimates of fair values because of the short term maturities of these investments. The carrying values of the capital leases and other notes payable approximate the fair market value of these instruments based on their terms and rates. CRDA deposits, bonds, and other investments are stated net of a valuation allowance reflecting the below-market interest rates associated with these investments, therefore the carrying values approximate their fair values. The fair value of the Company’s First Mortgage Notes is estimated to be $210,600,000 as of December 31, 2004, based on the trading price as of that date, compared to the carrying value of $177,103,000.

14. Option Land Purchase

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

In March, 2004, the Option Land was acquired by RREH in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note will mature immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes which are due March 22, 2009. Interest on the $40 million note is payable semi-annually, and calculated at the following annual rates: 0% through September 2004, 4% from October 2004 through March 2006, 6% from April 2006 through March 2008, and 9% from April 2008 through March 2009. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed is initially limited to $20 million increasing by $5 million each year.

In conjunction with the option land purchase transaction, the Option Agreement between RIHC and KINA was terminated. With the termination of the Option Agreement, the lease agreement between KINA and RIH converted to a month-to-month fair market value lease. As part of the option land purchase transaction, the lease was amended to be a triple-net lease and was assigned by KINA to RREH. The amended agreement calls for the following payments: $1.312 million security deposit paid upon closing, offset against lease payments of $205,000 per month through September 2004; $135,833 per month from October 2004 through March 2006; $202,500 per month from April 2006 through March 2008; $302,500 per month from April 2008 through March 2009 and $402,500 per month thereafter. The lease agreement may be terminated by either party upon 30 days notice, with any security deposit remaining upon termination to be refunded to RIH.

15. Subsequent Events

On March 28, 2005, the Company filed a Certificate of Second Amendment of Amended and Restated Certificate of Incorporation with the Secretary of the State of Delaware. The purpose of the amendment was to increase the number of shares of Class B Common Stock of the Company to 1,600,000.

On March 30, 2005, the CIT Facility was amended to provide for the suspension of principal payments for one year, commencing April 1, 2005; the outstanding principal balance as of March 31, 2005 will be paid in equal monthly installments commencing April 2006 and ending February 2009. Interest on the outstanding loans will continue to accrue and be paid monthly.

SCHEDULE II

COLONY RIH HOLDINGS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses		Other Changes (Deductions)		Balance at End of Year
Year ended December 31, 2002
Allowances for doubtful accounts	$3,894	$1,305		$(997	)(a)	$4,202
Valuation allowance for CRDA investments	$9,893	$547		$3		$10,443
Year ended December 31, 2003
Allowances for doubtful accounts	$4,202	$468		$(2,618	)(a)	$2,052
Valuation allowance for CRDA investments	$10,443	$(2,280	)(b)	$154	(c)	$8,317
Year ended December 31, 2004
Allowances for doubtful accounts	$2,052	$138		$(743	)(a)	$1,447
Valuation allowance for CRDA investments	$8,317	$1,510		$(1,242	)(d)	$8,585

(a)	Write-off uncollectible amounts.
(b)	Includes a $3.1 million reversal of discount.
(c)	CRDA administration charge related to reimbursement.
(d)	Includes write-off of funds donated.

Report of Independent Registered Public Accounting Firm

Board of Directors

Resorts International Hotel and Casino, Inc.

We have audited the accompanying consolidated balance sheets of Resorts International Hotel and Casino, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index to Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resorts International Hotel and Casino, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

January 28, 2005, except for Note 15,

as to which the date is March 30, 2005

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$31,512	$28,417
Receivables, net	5,530	5,175
Inventories	2,332	1,503
Prepaid expenses and other current assets	3,060	2,766
Deferred income taxes, net	4,804	4,294

Total current assets	47,238	42,155
Property and equipment, net	256,243	189,609
Other assets (including $500 and $50,358 of restricted cash and cash equivalents in 2004 and 2003, respectively	18,215	70,922

Total assets	$321,696	$302,686

Liabilities and Shareholder’s Equity
Current liabilities
Current maturities of long-term debt	$5,525	$846
Accounts payable	10,957	3,390
Accrued interest payable	6,039	6,038
Accrued expenses and other current liabilities	16,449	16,509

Total current liabilities	38,970	26,783
Long-term debt, less current portion	193,951	183,281
Deferred income taxes, net	6,582	5,591

Total liabilities	239,503	215,655

Shareholder’s equity
Common stock - $0.01 par value, 10,000 shares authorized issued and outstanding	—	—
Capital in excess of par	77,673	77,673
Retained earnings	4,520	9,358

Total shareholder’s equity	82,193	87,031

Total liabilities and shareholder’s equity	$321,696	$302,686

See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year ended December 31,
	2004	2003	2002
Revenues:
Casino	$247,842	$230,135	$259,208
Lodging	18,341	11,163	13,031
Food and beverage	23,387	22,079	24,649
Other	8,439	6,496	6,488
Less: promotional allowances	(67,123)	(54,426)	(66,664)

Total net revenue	230,886	215,447	236,712

Costs and expenses:
Casino	117,425	117,156	123,616
Lodging	3,360	1,318	1,672
Food and beverage	10,743	11,721	12,564
Other operating	28,585	25,686	25,557
Selling, general, and administrative	40,546	30,983	36,769
Depreciation and amortization	16,837	9,993	10,160
Pre-opening	2,722	—	—

Total costs and expenses	220,218	196,857	210,338

Income from operations	10,668	18,590	26,374

Interest income	522	1,295	1,951
Interest expense	(19,195)	(19,133)	(19,055)
Other income (expense), net	1,255	(281)	182
Loss on extinguishment of debt	—	—	(3,378)

Income (loss) before income taxes	(6,750)	471	6,074

Provision (benefit) for income taxes	(1,912)	1,727	3,197

Net income (loss)	$(4,838)	$(1,256)	$2,877

See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,838)	$(1,256)	$2,877
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt	—	—	3,378
Depreciation and amortization	15,328	12,273	9,614
Amortization of debt premiums, discounts and issuance costs	1,858	1,733	1,397
Provision for doubtful receivables	138	468	1,305
Gain on disposal of fixed assets	(1,255)	—	—
Provision for discount on CRDA obligations, net of amortization	1,510	(2,280)	551
Deferred income tax	481	1,017	1,455
Other	—	38	(182)
Changes in operating assets and liabilities:
Net (increase) decrease in receivables	(493)	(545)	1,870
Net (increase) decrease in inventories and prepaid expenses and other current assets	(1,123)	360	(426)
Net (increase) decrease in deferred charges and other assets	532	(1,309)	1,083
Net increase (decrease) in accounts payable and accrued expense	2,421	(6,321)	(680)
Net increase in interest payable	1	—	4,761

Net cash provided by operating activities	14,560	4,178	27,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of cash and cash equivalents – restricted, net of releases	49,910	39,613	(89,971)
Proceeds from sale of fixed assets	1,724	—	—
Purchase of property and equipment	(67,937)	(53,490)	(21,642)
CRDA deposits	(3,051)	(3,021)	(3,267)
CRDA refunds	756	9,189	1,492

Net cash used in investing activities	(18,598)	(7,709)	(113,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of borrowings	10,160	—	180,835
Payments to secure borrowings	(135)	(62)	(8,432)
Capital contribution from Parent	—	—	35,000
Other	—	—	102
Prepayment penalty on long-term debt	—	—	(1,094)
Debt repayments	(2,892)	(979)	(102,400)

Net cash provided by (used in) financing activities	7,133	(1,041)	104,011

Net increase (decrease) in cash and cash equivalents	3,095	(4,572)	17,626
Cash and cash equivalents at beginning of year	28,417	32,989	15,363

Cash and cash equivalents at end of year	$31,512	$28,417	$32,989

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the year for:
Interest	$21,395	$21,023	$13,318
Income taxes paid (refunded), net	(519)	(609)	4,350
Non-cash investment and financing transactions:
Obligations incurred for the purchase of property and equipment	7,577	645	—
Property and equipment acquired under capital lease obligations	—	—	6,530

See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in thousands)

	Common Stock	Capital in Excess of Par	Retained Earnings Accumulated	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
Balance at January 1, 2002	$—	$42,879	$7,737	$151	$50,767

Capital contribution	—	35,000	—	—	35,000
Change in value of stock options granted to employees and consultants	—	(183)	—	—	(183)
Net income	—	—	2,877	—	2,877
Termination of fair value hedge	—	—	—	(151)	(151)
Comprehensive income	—	—	—	—	2,726

Balance at December 31, 2002	—	77,696	10,614	—	88,310

Change in value of stock options granted to employees and consultants	—	(23)	—	—	(23)
Net loss	—	—	(1,256)	—	(1,256)

Balance at December 31, 2003	—	77,673	9,358	—	87,031

Net loss	—	—	(4,838)	—	(4,838)

Balance at December 31, 2004	$—	$77,673	$4,520	$—	$82,193

See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Consolidation

Colony RIH Holdings, Inc., a Delaware corporation (“CRH”), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc., a Delaware corporation (“RIHC” or the “Company”). RIHC, through its wholly-owned subsidiary, Resorts International Hotel, Inc., a New Jersey corporation (“RIH”), owns and operates Resorts Atlantic City (“Resorts”), a casino/hotel located in Atlantic City, NJ. Colony RIH Holdings, Inc, Resorts International Hotel and Casino, Inc. and Resorts International Hotels, Inc. are referred to collectively as the “Companies”.

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

Under the terms of the Disbursement Agreement, dated March 22, 2002, funds remaining in the liquidity disbursement account after the final Test Period (as defined in the Indenture, the four fiscal quarter period ending December 31, 2004), and upon certification by RIHC of certain conditions, would be returned to RIHC and could be distributed as a dividend to CRH. This certification was delivered by RIHC, and accordingly on January 20, 2005 the $9.7 million remaining in the liquidity disbursement account was delivered to RIHC; as of December 31, 2004, these funds are included in cash and cash equivalents on RIHC’s Consolidated Balance Sheet.

2. Summary of Significant Accounting Policies (continued)

Inventories

Inventories of provisions, supplies and spare parts are valued at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives reported below using the straight-line method. Interest costs incurred during the construction period are capitalized in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Costs.” Interest expense of $4.1 million and $3.6 million was capitalized for the years ended December 31, 2004 and 2003, respectively.

Hotels and other buildings	35 – 40 years
Furniture fixtures and equipment	2 – 5 years

The provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long- Lived Assets” (“SFAS No. 144”) requires, among other things, that an entity review its long-lived assets and certain intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 144 requires an impairment loss to be recognized only if the carrying amounts of long-lived assets to be held and used are not recoverable from their expected undiscounted future cash flows.

Income Taxes

The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes”. Accordingly, deferred tax assets and liabilities are calculated as the difference between the financial statement carrying amounts and tax bases of assets and liabilities. These differences are affected by the tax rate for the year in which they are expected to be recovered or settled. A valuation allowance is recognized, if necessary, to account for the likelihood that these differences will not be realized in the future. Note 12 further addresses the components of the deferred tax assets and liabilities.

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

Promotional Allowances

The retail value of hotel accommodations, food, beverage and other services provided to customers without charge is included in gross revenues and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Rooms	$9,849	$10,363	$10,277
Food and beverage	16,115	15,729	16,386
Entertainment and other	3,678	3,390	3,224

	$29,642	$29,482	$29,887

Cash discounts based upon a negotiated amount with each customer are recognized as a promotional allowance on the date the related revenues are recorded. Cash-back awards given to a customer based upon earning points for future awards are accrued as the customer earns the points. The amount is recorded as a promotional allowance in the statement of operations. When estimating the amount of the accrual, the company calculates a redemption rate based on historical redemption rates.

2. Summary of Significant Accounting Policies (continued)

The Company offers other incentive programs. These are gifts and other promotional items, the type and distribution of which is determined by management. Since these awards are not cash awards, the Company records them as gaming expenses in the statement of operations. Such amounts are expensed on the date the award can be utilized by the customer.

Advertising

The Company expenses advertising costs as incurred. These costs are included in Selling, General and Administrative costs on the Company’s Consolidated Statements of Operations.

Pre-Opening Expenses

For the year ended December 31, 2004, the Company recorded $2.7 million of pre-opening expenses, primarily advertising and related costs, to promote the opening of the New Tower.

Stock Based Compensation

As allowed under the provisions of Financial Accounting Standards Board Statement Number 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” the Company applies the provisions of Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options, and accordingly, does not recognize compensation expense. Had compensation expense for the employee stock option plan been determined in accordance with SFAS No. 123, total stock-based employee compensation expense, net of tax effects, would have been $30,000, $30,000 and $48,000 for the years ended December 31, 2004, 2003, and 2002, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002
Risk free interest rate	4.66%	5.07%	4.79%
Volatility factors	10%	10%	10%
Expected life	5 years	5 years	5 years
Dividends	None	None	None

Equity instruments issued to non-employees in exchange for goods or services are accounted for using the fair value method and expense is recorded based on the value determined.

New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement 123 (revised 2004), “Share Based Payment” (“FAS 123R”). FAS 123R supersedes APB 25, “Accounting for Stock Issued to Employees,” and is effective for the Company at the beginning of the first interim or annual period after January 1, 2006. FAS 123R requires that the fair value of equity based awards be recognized in the financial statements for new awards and previously granted awards that are not yet fully vested on the adoption date. The Company is currently evaluating the impact of adopting FAS 123R, but does not expect a material impact.

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

4. Receivables

Components of receivables were as follows at December 31 (in thousands):

	2004	2003
Gaming	$5,315	$5,733
Less: allowance for doubtful accounts	(1,415)	(2,010)

	3,900	3,723
Non-gaming:
Hotel and related	642	320
Other	1,020	1,173

	1,662	1,493
Less: allowance for doubtful accounts	(32)	(41)

	1,630	1,452

Receivables, net	$5,530	$5,175

5. Property and Equipment

Components of property and equipment were as follows at December 31 (in thousands):

	2004	2003
Land and land rights	$34,698	$34,698
Hotels and other buildings	193,306	80,125
Furniture, fixtures and equipment	62,582	39,091
Construction in progress	1,816	58,816

	292,402	212,730
Less: accumulated depreciation	(36,159)	(23,121)

Net property and equipment	$256,243	$189,609

6. Other Assets

Components of deferred charges and other assets were as follows at December 31 (in thousands):

	2004	2003
CRDA deposits, bonds and other investments, net	$11,085	$12,356
Debt issuance costs, net	5,104	6,299
Other	1,526	1,909
Restricted cash	500	50,358

	$18,215	$70,922

The New Jersey Casino Control Act, as amended, requires RIH to purchase bonds issued by the Casino Reinvestment Development Authority (“CRDA”) or make other investments authorized by the CRDA, in an amount equal to 1.25% of RIH’s gross gaming revenue, as defined.

The CRDA bonds have interest rates ranging from 3.5% to 7.0% and have repayment terms of between 20 and 50 years. RIH records charges to expense to reflect the below-market interest rate payable on the bonds it may have to purchase to fulfill its investment obligation at the date the obligation arises. The charges (credits) for the years 2004, 2003 and 2002 for discounts on obligations arising in those years were $1.5 million, ($2,280,000), and $547,000, respectively. The 2003 credit is due to the reversal of approximately $3.0 million of amortization expense related to discounts on funds previously deposited with the CRDA in below-market bearing instruments. This reversal resulted from the receipt from the CRDA of $9,189,000 of previously deposited funds as reimbursement for costs incurred for the construction of the New Tower. The discount on CRDA bonds purchased is amortized to interest income over the life of the bonds using the effective interest method.

6. Other Assets (continued)

From time to time RIH has donated certain funds it has had on deposit with the CRDA in return for either relief from its obligation to purchase CRDA bonds or credits against future CRDA deposits. At December 31, 2004 and 2003, RIH owned $7.0 million and $7.2 million face value of bonds, respectively, issued by the CRDA and had $7.2 million and $6.1million, respectively, on deposit with the CRDA. The majority of the Company’s deposits have been pledged for specific projects.

Debt issuance costs consist of amounts incurred in connection with obtaining long-term debt. The costs are amortized on a straight-line basis over the contractual life of the loan and amortization of such costs is included in interest expense.

Restricted cash in 2004 represents proceeds from an asset sale which must be used to purchase “Replacement Assets” per terms of the First Mortgage Notes Indenture. Restricted cash represents funds received from the issuance of the First Mortgage Notes (see Note 8), which were deposited into a construction disbursement account for use for construction of the new hotel tower.

7. Accrued Expenses and Other Current Liabilities

Components of accrued expenses and other current liabilities were as follows at December 31 (in thousands):

	2004	2003
Insurance and related costs	$1,799	$1,720
Payroll	7,655	6,496
Unredeemed chip liability	1,091	1,178
Liability for unredeemed cash incentives	2,011	2,058
Other	3,893	5,057

	$16,449	$16,509

8. Long-Term Debt

Long-term debt is summarized as follows at December 31 (in thousands):

	2004	2003
First Mortgage Notes, net of unamortized discount	$177,103	$176,599
Thermal Energy capital lease	6,280	6,474
CIT/FF&E Financing	15,543	1,054
Other notes payable	550	—

	199,476	184,127
Less: current portion	5,525	846

	$193,951	$183,281

On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of First Mortgage Notes (the “First Mortgage Notes”) at a price of 97.686% yielding $175.8 million. Interest on the First Mortgage Notes is payable on March 15 and September 15 of each year, and the First Mortgage Notes are due in full on March 15, 2009. Beginning March 15, 2007, the Company may redeem all or a part of the First Mortgage Notes at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest: March 15, 2007 through March 14, 2008, 106.0%; March 15, 2008 through March 14, 2009, 103.0%; and on or after March 15, 2009, 100.0%.

The First Mortgage Notes contain certain covenants that, among other things, will limit RIHC’s ability and the ability of its subsidiaries to pay dividends on, redeem or repurchase its or their capital stock, make investments, incur additional indebtedness, permit payment of or restrict dividends by certain of its subsidiaries, enter into sale leaseback transactions, sell assets, guarantee indebtedness, create certain liens, engage in transactions with affiliates, and consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries on a consolidated basis.

8. Long-Term Debt (continued)

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $6.3 million at December 31, 2004.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc (“CIT Facility”). The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment. Loans pursuant to the CIT Facility are repayable in up to a sixty- month amortization period from the date the loan is made. Interest on outstanding loans bear interest at the rate of LIBOR plus three and one-half percent. RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. The outstanding balance due to CIT at December 31, 2004 was $15.5 million.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million. The Commerce Facility expires on June 30, 2005. There was no outstanding balance on the Commerce Facility at December 31, 2004; however, $4.4 million of standby letters of credit have been issued against the Commerce Facility, leaving an availability of $5.6 million as of December 31, 2004.

9. Related Party Transactions

For the years ended December 31, 2004, 2003 and 2002, the Company incurred expenses of approximately $380,000, $105,000, and $527,000, respectively, for fees and expenses incurred by affiliates of Colony Capital, the Company’s principal shareholder, and the Company’s directors.

In June 2004, RIHC and RIH entered into agreements with Colony Resorts LVH Acquisitions, LLC (“LVH”), which operates the Las Vegas Hilton. Under the terms of the agreements, if either company incurs costs in excess of its direct share or any expenses which are directly allocable to or incurred on behalf of the other company those costs will be reimbursed by that company.

10. Retirement Plans

RIH has a defined contribution plan in which substantially all non-union employees are eligible to participate. Employees of certain other affiliated companies are also eligible to participate in this plan. Contributions are made to the plan based on a percentage of eligible employee contributions. Contribution expense for this plan was $592,000, $609,000, and $682,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Union employees are covered by various multi-employer pension plans to which contributions are made by RIH and other unrelated employers. RIH’s pension expense for these plans was $1,919,000, $1,709,000, and $1,665,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

11. Income Taxes

Income tax expense (benefit) is comprised of the following for the year ended December 31 (in thousands):

	2004	2003	2002
Current:
Federal	$(3,681)	$(369)	$795
State	1,288	1,079	947

	(2,393)	710	1,742
Deferred:
Federal	2,337	1,017	1,455
State	(1,856)	—	—

	481	1,017	1,455

	$(1,912)	$1,727	$3,197

The components of the deferred tax assets and liabilities were as follows at December 31 (in thousands):

	2004	2003
Deferred tax liabilities:
Basis differences on property and equipment	$(12,725)	$(5,033)
Other	(1,443)	(1,564)

Total deferred tax liabilities	(14,168)	(6,597)

Deferred tax assets:
NOL and capital loss carryforwards	12,671	8,477
Book reserves not yet deductible for tax	3,174	3,190
Tax credit carryforwards	1,225	441
Other	2,538	1,832

Total deferred tax assets	19,608	13,940
Valuation allowance for deferred tax assets	(7,218)	(8,640)

Deferred tax assets, net of valuation allowance	12,390	5,300

Net deferred tax liabilities	$(1,778)	$(1,297)

The effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors (in thousands):

	Year ended December 31,
	2004	2003	2002
Statutory Federal income tax rate	(34.0)%	34.0%	34.0%
Change in Federal income tax rate for deferred taxes	(1.2)%	—	—
State taxes, net of Federal benefit	(5.5)%	151.3%	10.3%
Non-deductible provisions and expenses	12.4%	181.7%	8.3%

Effective tax rate	(28.3)%	367.0%	52.6%

On June 30, 2003, the State of New Jersey amended the New Jersey Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2004 though 2006. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $350,000 annually. For the years ended December 31, 2004 and 2003, the Company recorded a provision of $350,000 and $175,000, respectively, for this tax.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new

11. Income Taxes (continued)

alternative minimum assessment (“NJAMA”) under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act was retroactive to January 1, 2002. In accordance with the Tax Act, the Company recorded a provision for current income tax of $619,000 and $597,000, net of Federal benefit, for the years ended December 31, 2004 and 2003, respectively.

At December 31, 2004, the Company has a net operating loss carryforward for Federal purposes of $11.0 million. No valuation allowance has been provided against this, as the Company expects to use it fully before it expires in 2024.

At December 31, 2004, the Company has a state net operating loss carryforward of approximately $144.9 million. The carryforward will expire as follows: 2005, $32.8 million; 2006, $2.4 million; 2007, $40.2 million; 2008, $20.7 million; and 2009, $48.8 million. The Company has reported a full valuation allowance against the carryforward because it does not expect to realize the tax benefit, primarily due to the limited expiration period. However, the Company has approximately $1.8 million of state tax credits resulting from the NJAMA which may be applied to offset future taxable income without expiration; these credits have been recorded as an asset on the Company’s balance sheet at December 31, 2004.

12. Common Stock and Stock Based Compensation

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

The remaining Class A options (684) and Class B options (13,836) were granted to employees during the period from April 25, 2001 to December 31, 2001. These options vest only if the Company meets specified annual performance targets. The Company met the financial targets for the period ended December 31, 2002; accordingly, 135 Class A options and 2,767 Class B options became vested on that date. During the year ended December 31, 2002, no options were granted or forfeited; accordingly, at December 31, 2002, there are 684 Class A and 13,836 Class B options outstanding of which 274 Class A and 5,534 Class B options had vested and were exercisable. During the year ended December 31, 2003, 325 Class A options and 6,571 Class B

12. Common Stock and Stock Based Compensation (continued)

options were forfeited, and 77 Class A options and 1,556 Class B options were granted. As a result, as of December 31, 2004, 436 Class A options and 8,821 Class B options were outstanding, of which 287 Class A options and 7,057 Class B options have vested and are currently exercisable. All of these options may be called by the Company in certain circumstances as defined in the agreement. For financial accounting purposes, these awards are re-measured at the end of each reporting period using the intrinsic value method and changes in intrinsic value are recorded as compensation expense at the end of each reporting period until the options are exercised.

The Company intends to issue stock options to certain employees pursuant to employment agreements with these employees. The actual grants and terms of such grants are expected to occur in 2005.

Compensation valuation credits recognized on all stock option awards for the years ended December 31, 2004, 2003 and 2002 was approximately $0, $(23,000), and $(183,000).

13. Commitments and Contingencies

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

Commitments

The Company leases land, office space and certain equipment under non-cancelable operating lease arrangements. These leases expire in various years. Rent expense under these lease agreements for the years ended December 31, 2004, 2003 and 2002 were approximately $5.4 million, $3.5 million, and $3.7 million, respectively. Future minimum lease payments under noncancelable operating leases consist of the following at December 31, 2004 (in thousands):

2005	$4,643
2006	4,588
2007	4,362
2008	5,316
2009 and thereafter	15,137

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, and restricted cash in other assets, are reasonable estimates of fair values because of the short term maturities of these investments. The carrying values of the capital leases and other notes payable approximate the fair market value of these instruments based on their terms and rates. CRDA deposits, bonds, and other investments are stated net of a valuation allowance reflecting the below-market interest rates associated with these investments, therefore the carrying values approximate their fair values. The fair value of the Company’s First Mortgage Notes is estimated to be $210,600,000 as of December 31, 2004, based on the trading price as of that date, compared to the carrying value of $177,103,000.

14. Option Land Purchase

In conjunction with the purchase of RIH from KINA in April 2001, by CRH and RIHC, CRH obtained an option to purchase approximately 10.0 acres of real property immediately adjacent to the Resorts site and approximately 2.0 acres of real property located in the Atlantic City metropolitan area, pursuant to an option agreement (“Option Agreement”) for a total purchase price of $40.0 million. Portions of the option property (the “Option Land”) are zoned for casino hotel use and are available for future expansion. Some of the option property was leased from KINA by RIH for use as a surface parking lot under a lease agreement with terms running contemporaneous with the terms of the Option Agreement.

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

In March 2004, the Option Land was acquired by Resorts Real Estate Holdings, Inc. (“RREH”), a wholly-owned subsidiary of CRH, in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note will mature immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes which are due March 22, 2009. Interest on the $40 million note is payable semi-annually, and calculated at the following annual rates: 0% through September 2004, 4% from October 2004 through March 2006, 6% from April 2006 through March 2008, and 9% from April 2008 through March 2009. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed is initially limited to $20 million increasing by $5 million each year.

In conjunction with the option land purchase transaction, the Option Agreement between RIHC and KINA was terminated. With the termination of the Option Agreement, the lease agreement between KINA and RIH converted to a month-to-month fair market value lease. As part of the option land purchase transaction, the lease was amended to be a triple-net lease and was assigned by KINA to RREH. The amended agreement calls for the following payments: $1.312 million security deposit paid upon closing, offset against lease payments of $205,000 per month through September 2004; $135,833 per month from October 2004 through March 2006; $202,500 per month from April 2006 through March 2008; $302,500 per month from April 2008 through March 2009 and $402,500 per month thereafter. The lease agreement may be terminated by either party upon 30 days notice, with any security deposit remaining upon termination to be refunded to RIH.

15. Subsequent Events

In March 2005, the CIT Facility was amended to provide for the suspension of principal payments for one year, commencing April 1, 2005; the outstanding principal balance as of March 31, 2005 will be paid in equal monthly installments commencing April 2006 and ending February 2009. Interest on the outstanding loans will continue to accrue and be paid monthly.

SCHEDULE II

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses		Other Changes (Deductions)		Balance at End of Year
Year ended December 31, 2002
Allowances for doubtful accounts	$3,894	$1,305		$(997	)(a)	$4,202
Valuation allowance for CRDA investments	$9,893	$547		$3		$10,443
Year ended December 31, 2003
Allowances for doubtful accounts	$4,202	$468		$(2,618	)(a)	$2,052
Valuation allowance for CRDA investments	$10,443	$(2,280	)(b)	$154	(c)	$8,317
Year ended December 31, 2004
Allowances for doubtful accounts	$2,052	$138		$(743	)(a)	$1,447
Valuation allowance for CRDA investments	$8,317	$1,510		$(1,242	)(d)	$8,585

(a)	Write-off uncollectible amounts.
(b)	Includes a $3.1 million reversal of discount.
(c)	CRDA administration charge related to reimbursement.
(d)	Includes the write-off of donated funds.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

CRH’s management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be included in the periodic reports to be filed with the Securities and Exchange Commission is made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date of this evaluation.

During the year ended December 31, 2004, there were no changes in CRH’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, CRH’s internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Incorporated herein by reference to Colony RIH Holdings, Inc.’s and Resorts International Hotel and Casino, Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2005.

The Company has adopted a code of ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officers, and other financial professionals. A printed copy of the Company’s code of ethics is available at no cost if requested in writing to: Chief Financial Officer, Resorts International Hotel and Casino, Inc., 1133 Boardwalk, Atlantic City, New Jersey 08401.

Item 11. Executive Compensation.

Incorporated herein by reference to Colony RIH Holdings, Inc.’s and Resorts International Hotel and Casino, Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Incorporated herein by reference to Colony RIH Holdings, Inc.’s and Resorts International Hotel and Casino, Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2005.

Item 13. Certain Relationships and Related Transactions.

Incorporated herein by reference to Colony RIH Holdings, Inc.’s and Resorts International Hotel and Casino, Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2005.

Item 14. Principal Accountant Fees and Services.

Incorporated herein by reference to Colony RIH Holdings, Inc.’s and Resorts International Hotel and Casino, Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Colony RIH Holdings, Inc.*

3.2	By-Laws of Colony RIH Holdings, Inc.*

3.3	Certificate of Incorporation of Colony RIH Acquisitions, Inc.*

3.4	Certificate of Amendment of Certificate of Incorporation of Colony RIH Acquisitions, Inc.*

3.5	By-Laws of Colony RIH Acquisitions, Inc.*

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Colony RIH Holdings, Inc. Incorporated by reference to Exhibit 3.6 of Form 10-K for the year ended December 31, 2002.

3.7	Certificate of Second Amendment of Amended and Restated Certificate of Incorporation of Colony RIH Holdings, Inc.

4.1	Form of Colony RIH Holdings, Inc. Stock Certificate.*

4.2	Form of Colony RIH Acquisitions, Inc. Stock Certificate.*

10.1	Purchase Agreement, dated October 30, 2000, by and among Colony RIH Acquisitions, Inc., Sun International North America, Inc. and GGRI, Inc.*

10.2	First Amendment to the Purchase Agreement, dated February 28, 2001, among Colony RIH Acquisitions, Inc., Sun International North America, Inc. and GGRI, Inc.*

10.3	Second Amendment to the Purchase Agreement, dated April 5, 2001, among Colony RIH Acquisitions, Inc., Sun International North America, Inc. and GGRI, Inc.*

10.4	Third Amendment to the Purchase Agreement, dated April 24, 2001, among Colony RIH Acquisitions, Inc., Sun International North America, Inc, and GGRI, Inc.*

10.5	Second Amended and Restated Credit Agreement, dated May 18, 2001, among Colony RIH Acquisitions, Inc., the guarantors named therein, the lenders named therein, Merrill Lynch & Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bankers Trust Company.*

10.6	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated June 27, 2001, among Colony RIH Acquisitions, Inc., the guarantors named therein, the lenders named therein, Merrill Lynch & Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bankers Trust Company.*

10.7	Security Agreement, dated April 25, 2001, by Colony RIH Acquisitions, Inc., Colony RIH Holdings, Inc., Resorts International Hotel, Inc., New Pier Operating Company, Inc., the guarantors named therein and Bankers Trust Company.*

10.8	Option Agreement, dated April 25, 2001, by and between Colony RIH Acquisitions, Inc. and Sun International North America, Inc.*

10.9	Lease Agreement, dated April 25, 2001, by and between Sun International North America, Inc. and Colony RIH Acquisitions, Inc.*

10.10	Form of Note.*

10.11	Form of Indemnification Agreement.*

10.12	Securities Purchase Agreement, dated April 25, 2001, between Nicholas L. Ribis and Colony RIH Holdings, Inc.*

10.13	Securities Purchase Agreement, dated April 25, 2001, between Colony RIH Voteco, LLC and Colony RIH Holdings, Inc.*

10.14	Securities Purchase Agreement, dated April 25, 2001, between Colony Investors IV, L.P. and Colony RIH Holdings, Inc.*

10.15	Stockholders Agreement, dated April 25, 2001, by and among Colony RIH Holdings, Inc., Colony RIH Voteco, LLC, Colony Investors IV, L.P. and Nicholas L. Ribis.*

10.16	Vice Chairman Agreement, dated April 25, 2001, by and among Nicholas L. Ribis and Colony RIH Acquisitions, Inc.*

10.17	2001 Omnibus Stock Incentive Plan, dated April 25, 2001, by and between Colony RIH Holdings, Inc. and Nicholas L. Ribis.**

10.18	Employment Agreement, dated October 1, 2001, by and between Resorts International Hotel, Inc. and Audrey S. Oswell.**

10.20	Employment Agreement, dated October 1, 2001, by and between Resorts International Hotel, Inc. and Nicholas Amato. **

10.23	Employment Agreement, dated October 1, 2001, by and between Resorts International Hotel, Inc. and Alan J. Rivin. **

10.25	2001 Omnibus Stock Incentive Plan. **

10.26	2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and Audrey S. Oswell. **

10.28	2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and Nicholas Amato. **

10.31	2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and Alan J. Rivin. **

10.32	Amended and Restated Loan and Security Agreement, dated June 24, 2002, between CIT Group/Equipment Financing, Inc. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2002.

10.33	Guaranty and Suretyship Agreement, dated June 24, 2002, by Resorts International Hotel and Casino, Inc. for the benefit of CIT Group/ Financing Inc. Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2002.

10.34	Thermal Energy Services Agreement, dated June 16, 2002, between Marina Energy, LLC and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2002.

10.35	Loan and Security Agreement, dated November 4, 2002, between Resorts International Hotel, Inc. and Commerce Bank, N.A. Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2002.

10.36	Employment Agreement, dated April 21, 2003, by and between Resorts International Hotel, Inc. and Joseph P. Weis. Incorporated by reference to Exhibit 10.36 of Form 10-Q for the quarter ended June 30, 2003.

10.37	Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated September 22, 2003, between CIT Group/Equipment Financing, Inc. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.37 of Form 10-Q for the quarter ended September 30, 2003.

10.38	Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated January 16, 2004, between CIT Group/Equipment Financing, Inc. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2003.

10.39	Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated March 17, 2004, between CIT Group/Equipment Financing, Inc. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2003.

10.40	Master Agreement Among Kerzner International North America, Inc., Colony RIH Holdings, Inc., Resorts International Hotel and Casino, Inc., Resorts real Estate Holdings, Inc. Resorts International Hotel, Inc. and New Pier Operating Company, Inc., dated March 18, 2004. Incorporated by reference to Exhibit 10.40 of Form 10-K for the year ended December 31, 2003.

10.41	Secured Promissory Note, dated March 18, 2004, between Resorts Real Estate Holdings, Inc. and Kerzner International North America, Inc. Incorporated by reference to Exhibit 10.41 of Form 10-K for the year ended December 31, 2003.

10.42	Purchase and Sale Agreement, dated March 18, 2004, between Kerzner International North America, Inc. as Seller and Resorts Real Estate Holdings, Inc. as Purchaser. Incorporated by reference to Exhibit 10.42 of Form 10-K for the year ended December 31, 2003.

10.43	Security Agreement, dated March 18, 2004, between Resorts Real Estate Holdings, Inc, Colony RIH Holdings, Inc. as Grantors and Kerzner International North America, Inc. as Lender. Incorporated by reference to Exhibit 10.43 of Form 10-K for the year ended December 31, 2003.

10.44	Second Amendment to Lease Agreement, dated March 18, 2004, between Resorts Real Estate Holdings, Inc. (successor in interest to Kerzner International North America, Inc.) and Resorts International Hotel and Casino, Inc. 31, 2003. Incorporated by reference to Exhibit 10.44 of Form 10-K for the year ended December 31, 2003.

10.45	Guaranty, dated March 18, 2004, by Colony RIH Holdings, Inc. in favor of Kerzner International North America, Inc. Incorporated by reference to Exhibit 10.45 of Form 10-K for the year ended December 31, 2003.

10.46	Guaranty, dated March 18, 2004, by Resorts International Hotel and Casino, Inc., Resorts International Hotel, Inc. and New Pier Operating Company, Inc. in favor of Kerzner International North America, Inc. Incorporated by reference to Exhibit 10.46 of Form 10-K for the year ended December 31, 2003.

10.47	Employment Agreement, dated May 26, 2004, by and between Resorts International Hotel, Inc. and Mark B. Lefever. Incorporated by reference to Exhibit 10.47 of Form 10-Q for the three months ended June 30, 2004.

10.48	First Amendment to Vice Chairman Agreement, dated June 18, 2004, by and among Nicholas L. Ribis and Resorts International Hotel and Casino, Inc. Incorporated by reference to Exhibit 10.48 of Form 10-Q for the three months ended June 30, 2004.

10.49	Services Agreement, dated June 18, 2004, between Resorts International Hotel and Casino, Inc. and Colony Resorts LVH Acquisitions, LLC. Incorporated by reference to Exhibit 10.49 of Form 10-Q for the three months ended June 30, 2004.

10.50	Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated September 14, 2004, between CIT Group/Equipment Financing, Inc. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.50 of Form 8-K, Current Report, filed September 17, 2004.

10.51	Amendment No. 1 to Loan and Security Agreement, dated September 24, 2004, between Commerce Bank, N.A. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.51 of Form 8-K, Current Report, filed September 27, 2004.

10.52	Amendment No. 1 to Employment Agreement, dated June 17, 2004, by and between Resorts International Hotel, Inc. and Audrey S. Oswell. Incorporated by reference to Exhibit 10.52 of Form 8-K, Current Report, filed October 5, 2004.

10.53	Amendment No. 2 to Loan and Security Agreement, dated September 30, 2004, between Commerce Bank, N.A. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.53 of Form 8-K, Current Report, filed November 1, 2004.

10.54	Amendment No. 5 to Amended and Restated Loan and Security Agreement, dated March 30, 2005, between CIT Group/Equipment Financing, Inc. and Resorts International Hotel, Inc.

16.1	Acknowledgment of Arthur Andersen, LLP.*

21.1	Subsidiaries of the registrant.

31.1	Certification of Audrey S. Oswell, President and Chief Executive Officer of CRH, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Audrey S. Oswell, President and Chief Executive Officer of RIHC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Mark B. Lefever, Senior Vice President/CFO and Principal Financial Officer of CRH, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Mark B. Lefever, Senior Vice President/CFO and Principal Financial Officer of RIHC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Audrey S. Oswell, President and Chief Executive Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark B. Lefever, Senior Vice President/CFO and Principal Financial Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrants’ Form 10 filed July 13, 2001 (File No. 0-32987), as amended by Amendment No. 1, filed August 24, 2001.
**	Incorporated by reference to the Registrants’ Form 10-Q filed December 14, 2001, as amended by Amendment No. 1, filed February 20, 2002 (File No. 000-32987).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2005

COLONY RIH HOLDINGS, INC.

By:	/s/ Mark B. Lefever
Name:	Mark B. Lefever
Title:	Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Audrey S. Oswell	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2005
Audrey S. Oswell

/s/ Thomas J. Barrack, Jr.	Director, Treasurer	March 30, 2005
Thomas J. Barrack, Jr.

/s/ Nicholas L. Ribis	Director, Executive Vice President	March 30, 2005
Nicholas L. Ribis

/s/ Mark M. Hedstrom	Director	March 30, 2005
Mark M. Hedstrom

/s/ Mark B. Lefever	Senior Vice President (Principal Financial Officer)	March 30, 2005
Mark B. Lefever

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2005

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

By:	/s/ Mark B. Lefever
Name:	Mark B. Lefever
Title:	Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Audrey S. Oswell	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2005
Audrey S. Oswell

/s/ Thomas J. Barrack, Jr.	Director, Treasurer	March 30, 2005
Thomas J. Barrack, Jr.

/s/ Nicholas L. Ribis	Director, Executive Vice President	March 30, 2005
Nicholas L. Ribis

/s/ Mark M. Hedstrom	Director	March 30, 2005
Mark M. Hedstrom

/s/ Mark B. Lefever	Senior Vice President (Principal Financial Officer)	March 30, 2005
Mark B. Lefever