Form 10-Q
period 2005-06-30
COLONY RIH HOLDINGS INC; RESORTS INTERNATIONAL HOTEL & CASINO INC
filed 2005-08-11
CIK 1141270, 1141271

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

The number of shares outstanding of Colony RIH Holdings, Inc.’s Class A Common Stock, $0.01 par value, was 38,295 and the number of shares outstanding of Colony RIH Holdings, Inc.’s Class B Common Stock, $0.01 par value, was 774,982, each as of August 9, 2005.

The number of shares outstanding of Resorts International Hotel and Casino, Inc.’s Common Stock, $0.01 par value, was 100 as of August 9, 2005.

COLONY RIH HOLDINGS, INC.

AND

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Condensed Consolidated Balance Sheets of Colony RIH Holdings, Inc. at June 30, 2005 and December 31, 2004	2

	Condensed Consolidated Statements of Operations of Colony RIH Holdings, Inc. for the three and six months ended June 30, 2005 and 2004	3

	Condensed Consolidated Statements of Cash Flows of Colony RIH Holdings, Inc. for the six months ended June 30, 2005 and 2004	4

	Notes to Condensed Consolidated Financial Statements of Colony RIH Holdings, Inc.	5

	Condensed Consolidated Balance Sheets of Resorts International Hotel and Casino, Inc. at June 30, 2005 and December 31, 2004	8

	Condensed Consolidated Statements of Operations of Resorts International Hotel and Casino, Inc. for the three and six months ended June 30, 2005 and 2004	9

	Condensed Consolidated Statements of Cash Flows of Resorts International Hotel and Casino, Inc. for the six months ended June 30, 2005 and 2004	10

	Notes to Condensed Consolidated Financial Statements of Resorts International Hotel and Casino, Inc.	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Changes in Securities	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits and Reports on Form 8-K	24

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	June 30, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$24,463	$31,975
Receivables, net	6,358	5,530
Inventories	2,490	2,332
Due from affiliates	2,472	—
Prepaid expenses and other current assets	3,661	3,060
Deferred income taxes	4,804	4,804

Total current assets	44,248	47,701
Property and equipment, net	304,122	297,859
Other assets (including $103 and $500 of restricted cash and cash equivalents in 2005 and 2004, respectively)	16,799	17,597

Total assets	$365,169	$363,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,935	$5,525
Accounts payable	11,103	10,957
Accrued interest payable	6,509	6,439
Accrued expenses and other current liabilities	20,893	16,901

Total current liabilities	40,440	39,822

Long-term debt, less current portion	237,802	233,951
Deferred income taxes	5,919	6,491
Redeemable common stock	3,875	3,875

Total liabilities	288,036	284,139

Shareholders’ equity
Common stock:
Class A	—	—
Class B	8	8
Capital in excess of par	73,790	73,790
Retained earnings	3,335	5,220

Total shareholders’ equity	77,133	79,018

Total liabilities and shareholders’ equity	$365,169	$363,157

See accompanying notes

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue:
Casino	$67,290	$62,492	$128,547	$117,704
Lodging	5,837	3,775	10,395	6,847
Food and beverage	5,936	5,972	10,806	10,956
Other	1,231	2,792	2,588	4,642
Less: promotional allowances	(17,533)	(16,960)	(33,184)	(30,918)

Total net revenue	62,761	58,071	119,152	109,231

Costs and expenses:
Casino	30,923	29,142	60,983	57,012
Lodging	1,271	684	2,117	1,049
Food and beverage	2,218	3,315	3,799	5,845
Other operating	6,501	7,227	13,686	13,767
Selling, general, and administrative	8,455	8,254	18,672	16,778
Depreciation and amortization	4,795	4,161	9,489	7,600
Pre-opening	—	2,145	—	2,162

Total costs and expenses	54,163	54,928	108,746	104,213

Income from operations	8,598	3,143	10,406	5,018
Interest income	138	112	275	281
Interest expense	(6,491)	(3,626)	(12,801)	(7,424)
Other income	7	816	28	760

Income (loss) before income taxes	2,252	445	(2,092)	(1,365)
Benefit (provision) for income taxes	(1,030)	(411)	207	(168)

Net income (loss)	$1,222	$34	$(1,885)	$(1,533)

See accompanying notes.

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,885)	$(1,533)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,088	6,521
Amortization of debt premiums, discounts and issuance costs	893	941
Provision for doubtful receivables	108	(61)
Gain on disposal of fixed assets	(28)	(759)
Provision for discount on CRDA obligations, net of amortization	401	1,079
Deferred taxes	(572)	—
Changes in operating assets and liabilities:
Net increase in advances to affiliates	(2,472)	—
Net increase in receivables	(936)	(509)
Net increase in inventories and prepaid expenses and other current assets	(759)	(1,841)
Net decrease in deferred charges and other assets	188	764
Net increase in accounts payable and accrued expenses	2,777	4,343
Net increase in interest payable	70	5

Net cash provided by operating activities	6,873	8,950

CASH FLOWS FROM INVESTING ACTIVITIES:
Releases of cash and cash equivalents – restricted	398	33,085
Proceeds from sale of fixed assets	28	1,249
Purchases of property and equipment	(11,862)	(55,200)
CRDA deposits	(1,478)	(1,296)
CRDA refunds	—	433

Net cash used in investing activities	(12,914)	(21,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	5,000	9,282
Payments to secure borrowings	(52)	(135)
Debt repayments	(6,419)	(938)

Net cash provided by (used in) financing activities	(1,471)	8,209

Net decrease in cash and cash equivalents	(7,512)	(4,570)
Cash and cash equivalents at beginning of period	31,975	28,417

Cash and cash equivalents at end of period	$24,463	$23,847

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$11,102	$10,537
Income taxes (net of refunds)	(709)	650
Non-cash transactions:
Obligations incurred for the purchase of property and equipment	1,404	4,500
Note payable issued in connection with option land purchase	—	40,000
Note payable issued in connection with warehouse purchase	—	600

See accompanying notes.

COLONY RIH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Colony RIH Holdings, Inc., a Delaware corporation (“CRH”), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc., a Delaware corporation (“RIHC” or the “Company”). RIHC, through its wholly-owned subsidiary, Resorts International Hotel, Inc., a New Jersey corporation (“RIH”), owns and operates Resorts Atlantic City (“Resorts”), a casino/hotel located in Atlantic City, NJ. On April 1, 2003, Resorts Real Estate Holdings, Inc. (“RREH”) was formed as a wholly owned subsidiary of CRH. RREH, which was incorporated as a New Jersey corporation, was formed to acquire certain land. RREH had no substantive business operations prior to January 2004 (see Note 2). Colony RIH Holdings, Inc, Resorts International Hotel and Casino, Inc. and Resorts International Hotel, Inc. are referred to collectively as the “Companies”.

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

The consolidated financial statements include the accounts of CRH and its wholly owned subsidiaries. CRH is a voluntary filer with the Securities and Exchange Commission. The accounts of CRH include RIHC, a publicly traded debt registrant, and RREH, a wholly owned subsidiary that includes approximately $40 million of assets and liabilities related to the purchase of property. All significant intercompany accounts and transactions have been eliminated. Certain reclasses have been made to prior reporting periods to conform with the current presentation.

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

For further information, refer to the consolidated financial statements and notes thereto included in CRH’s annual report on Form 10-K for the year ended December 31, 2004.

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

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $6.2 million at June 30, 2005.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc. (“CIT Facility”). The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment. Loans pursuant to the CIT Facility are repayable in up to a sixty-month amortization period from the date the loan is made. Outstanding loans bear interest at the rate of LIBOR plus three and one-half percent. RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. On March 30, 2005, the CIT Facility was amended to provide for the suspension of principal payments for one year, commencing April 1, 2005; the outstanding principal balance as of March 31, 2005 will be paid in equal monthly installments commencing April 2006 and ending February 2009. Interest on the outstanding loans will continue to accrue and be paid monthly. The outstanding balance due to CIT at June 30, 2005 was $16.0 million.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”) as amended. The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million. The Commerce Facility expires on June 30, 2006. There have been $4.4 million of standby letters of credit issued against the Commerce Facility, leaving an availability of $5.6 million as of June 30, 2005. There was no outstanding balance on the Commerce Facility at June 30, 2005.

During 2004, RREH purchased approximately 10.0 acres of real property immediately adjacent to the Resorts site and approximately 2.0 acres of real property located in the Atlantic City metropolitan area (see Note 2). The land was acquired in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note will mature immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes which are due March 22, 2009. Interest on the $40 million note is payable semi-annually, and is calculated at the following annual rates: 0% through September 2004, 4% from October 2004 through March 2006, 6% from April 2006 through March 2008, and 9% from April 2008 through March 2009. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed was initially limited to $20 million increasing by $5 million each year totaling $25 million at June 30, 2005.

4. REDEEMABLE COMMON STOCK

The proceeds from the sale of 1,915 shares of Class A Common Stock and 38,750 shares of Class B Common Stock have been classified separately from shareholders’ equity as “Redeemable Common Stock” in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances.

5. INCOME TAXES

The benefit for income taxes for the three and six months ended June 30, 2005 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues.

On June 30, 2003, the State of New Jersey amended the New Jersey Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2004 through 2006. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $350,000 annually. In connection with this tax, the Company recorded provisions for income taxes of $88,000 and $175,000, respectively, in each of the three-month and six-month periods ended June 30, 2005 and 2004.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum assessment (“NJAMA”) under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act was retroactive to January 1, 2002. Since amounts paid under the alternative minimum assessment have an unlimited expiration date to offset state taxable income upon suspension of the NJAMA, the Company has a tax credit recorded on the balance sheet at June 30, 2005 for the cumulative amount of the future tax credits related to payments under the NJAMA since the inception of the NJAMA.

6. PRE-OPENING EXPENSES

For the three and six months ended June 30, 2004, the Company recorded $2.1 million and $2.2 million, respectively, of pre-opening expenses, primarily advertising and related costs, to promote the opening of the expanded casino and hotel facility.

7. RELATED PARTY TRANSACTIONS

An affiliate of the Company’s parent company, Colony Capital LLC, acquired properties from Harrah’s Entertainment, Inc. and Caesars Entertainment, Inc. on April 26, 2005. Certain employees of the Company assisted the affiliate during the acquisition period, and therefore a portion of the cost of their salaries, as well as additional costs incurred as a direct result of these activities, were charged back to the affiliate, and are recorded as a receivable as of June 30, 2005. The total amount of this receivable as of June 30, 2005 was approximately $1.6 million. The effect on the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2005 as a result of the chargeback was a reduction in selling, general and administrative expenses of approximately $1.7 million and $2.2 million, respectively.

Since the acquisition of the new properties, certain departments for the Company have become “shared services” for the new properties, and the labor and certain other associated costs are allocated accordingly. For the three and six months ended June 30, 2005, the shared service allocations have reduced selling, general, and administrative expenses by approximately $932,000. At June 30, 2005, $579,000 of such amount has not been paid by the affiliated entities and is recorded as an asset on the Company’s balance sheet.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$23,922	$31,512
Receivables, net	6,358	5,530
Inventories	2,490	2,332
Due from affiliates	2,472	—
Prepaid expenses and other current assets	4,011	3,060
Deferred income taxes	4,804	4,804

Total current assets	44,057	47,238
Property and equipment, net	262,506	256,243
Other assets (including $103 and $500 of restricted cash and cash equivalents in 2005 and 2004, respectively)	16,957	18,215

Total assets	$323,520	$321,696

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt	$1,935	$5,525
Accounts payable	11,103	10,957
Accrued interest payable	6,045	6,039
Accrued expenses and other current liabilities	20,442	16,449

Total current liabilities	39,525	38,970
Long-term debt, less current portion	197,802	193,951
Deferred income taxes	6,010	6,582

Total liabilities	243,337	239,503

Shareholder’s equity
Common stock	—	—
Capital in excess of par	77,673	77,673
Retained earnings	2,510	4,520

Total shareholder’s equity	80,183	82,193

Total liabilities and shareholder’s equity	$323,520	$321,696

See accompanying notes

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue:
Casino	$67,290	$62,492	$128,547	$117,704
Lodging	5,837	3,775	10,395	6,847
Food and beverage	5,936	5,972	10,806	10,956
Other	1,121	2,792	2,478	4,642
Less: promotional allowances	(17,533)	(16,960)	(33,184)	(30,918)

Total net revenue	62,651	58,071	119,042	109,231

Costs and expenses:
Casino	30,923	29,142	60,983	57,012
Lodging	1,271	684	2,117	1,049
Food and beverage	2,218	3,315	3,799	5,845
Other operating	6,501	7,227	13,686	13,767
Selling, general, and administrative	8,808	8,717	19,487	17,313
Depreciation and amortization	4,795	4,161	9,489	7,600
Pre-opening	—	2,145	—	2,162

Total costs and expenses	54,516	55,391	109,561	104,748

Income from operations	8,135	2,680	9,481	4,483
Interest income	138	112	275	281
Interest expense	(6,091)	(3,626)	(12,001)	(7,424)
Other income	7	816	28	760

Income (loss) before income taxes	2,189	(18)	(2,217)	(1,900)
Benefit (provision) for income taxes	(1,030)	(411)	207	(168)

Net income (loss)	$1,159	$(429)	$(2,010)	$(2,068)

See accompanying notes

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,010)	$(2,068)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,088	6,521
Amortization of debt premiums, discounts and issuance costs	893	941
Provision for doubtful receivables	108	(61)
Gain on disposal of fixed assets	(28)	(759)
Provision for discount on CRDA obligations, net of amortization	401	1,079
Deferred taxes	(572)	—
Changes in operating assets and liabilities:
Advances to affiliates	(2,472)	—
Net increase in receivables	(936)	(509)
Net increase in inventories and prepaid expenses and other current assets	(1,109)	(2,442)
Net decrease in deferred charges and other assets	648	588
Net increase in accounts payable and accrued expenses	2,778	4,343
Net increase in interest payable	6	5

Net cash provided by operating activities	6,795	7,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Releases of cash and cash equivalents-restricted	398	33,085
Proceeds from sale of fixed assets	28	1,249
Purchases of property and equipment	(11,862)	(53,961)
CRDA deposits	(1,478)	(1,296)
CRDA refunds	—	433

Net cash used in investing activities	(12,914)	(20,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	5,000	9,282
Payments to secure borrowings	(52)	(135)
Debt repayments	(6,419)	(938)

Net cash provided by (used in) financing activities	$(1,471)	$8,209

Net decrease in cash and cash equivalents	(7,590)	(4,643)
Cash and cash equivalents at beginning of period	31,512	28,417

Cash and cash equivalents at end of period	$23,922	$23,774

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$11,102	$10,537
Income taxes, net of refunds	(709)	650
Non-cash transactions:
Obligations incurred for the purchase of property and equipment	$1,404	$4,500
Note payable issued in connection with warehouse purchase	—	600

See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Colony RIH Holdings, Inc., a Delaware corporation (“CRH”), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc., a Delaware corporation (“RIHC” or the “Company”). RIHC, through its wholly-owned subsidiary, Resorts International Hotel, Inc., a New Jersey corporation (“RIH”), owns and operates Resorts Atlantic City (“Resorts”), a casino/hotel located in Atlantic City, NJ. On April 1, 2003, Resorts Real Estate Holdings, Inc. (“RREH”) was formed as a wholly owned subsidiary of CRH. RREH, which was incorporated as a New Jersey corporation, was formed to acquire certain land. RREH had no substantive business operations prior to January 2004 (see Note 2). Colony RIH Holdings, Inc, Resorts International Hotel and Casino, Inc. and Resorts International Hotel, Inc. are referred to collectively as the “Companies”.

CRH was formed at the direction of Colony Investors IV, L.P. (“Colony IV”), a Delaware limited partnership, under the laws of the State of Delaware on March 7, 2001. RIHC was formed at the direction of Colony IV on October 24, 2000.

The consolidated financial statements include the accounts of RIHC and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclasses have been made to prior reporting periods to conform with the current presentation.

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

For further information, refer to the consolidated financial statements and notes thereto included in RIHC’s annual report on Form 10-K for the year ended December 31, 2004.

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

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $6.2 million at June 30, 2005.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc. (“CIT Facility”). The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment. Loans pursuant to the CIT Facility are repayable in up to a sixty-month amortization period from the date the loan is made. Outstanding loans bear interest at the rate of LIBOR plus three and one-half percent. RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. On March 30, 2005, the CIT Facility was amended to provide for the suspension of principal payments for one year, commencing April 1, 2005; the outstanding principal balance as of March 31, 2005 will be paid in equal monthly installments commencing April 2006 and ending February 2009. Interest on the outstanding loans will continue to accrue and be paid monthly. The outstanding balance due to CIT at June 30, 2005 was $16.0 million.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million. The Commerce Facility expires on June 30, 2006. There have been $4.4 million of standby letters of credit issued against the Commerce Facility, leaving an availability of $5.6 million as of June 30, 2005. There was no outstanding balance on the Commerce Facility at June 30, 2005.

During 2004, RREH purchased 10.0 acres of real property immediately adjacent to the Resorts site and approximately 2.0 acres of real property located in the Atlantic City metropolitan area. The land was acquired in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note will mature immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes which are due March 22, 2009. Interest on the $40 million note is payable semi-annually, and is calculated at the following annual rates: 0% through September 2004, 4% from October 2004 through March 2006, 6% from April 2006 through March 2008, and 9% from April 2008 through March 2009. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed was initially limited to $20 million increasing by $5 million each year totaling $25 million at June 30, 2005.

3. INCOME TAXES

The benefit for income taxes for the three and six months ended June 30, 2005 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues.

On June 30, 2003, the State of New Jersey amended the New Jersey Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2004 though 2006. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $350,000 annually. In connection with this tax, the Company recorded provisions for income taxes of $88,000 and $175,000 in each of the three-month and six-month periods ended June 30, 2005 and 2004.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum assessment (“NJAMA”) under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act was retroactive to January 1, 2002. Since amounts paid under the alternative minimum assessment have an unlimited expiration date to offset state taxable income upon suspension of the NJAMA, the Company has a tax credit recorded on the balance sheet at June 30, 2005 for the cumulative amount of the future tax credits related to payments under the NJAMA since the inception of the NJAMA.

4. PRE-OPENING EXPENSES

For the three and six months ended June 30, 2004, the Company recorded $2.1 million and $2.2 million, respectively, of pre-opening expenses, primarily advertising and related costs, to promote the opening of the expanded casino and hotel facility.

5. RELATED PARTY TRANSACTIONS

An affiliate of the Company’s parent company, Colony Capital LLC, acquired properties from Harrah’s Entertainment, Inc. and Caesars Entertainment, Inc. on April 26, 2005. Certain employees of the Company assisted the affiliate during the acquisition period, and therefore a portion of the cost of their salaries, as well as additional costs incurred as a direct result of these activities, were charged back to the affiliate, and are recorded as a receivable as of June 30, 2005. The total amount of this receivable as of June 30, 2005 was approximately $1.6 million. The effect on the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2005 as a result of the chargeback was a reduction in selling, general and administrative expenses of approximately $1.7 million and $2.2 million, respectively.

Since the acquisition of the new properties, certain departments for the Company have become “shared services” for the new properties, and the labor and certain other associated costs are allocated accordingly. For the three and six months ended June 30, 2005, the shared service allocations have reduced selling, general, and administrative expenses by approximately $932,000. At June 30, 2005, $579,000 of such amount has not been paid by the affiliated entities and is recorded as an asset on the Company’s balance sheet.

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

The following discussion and analysis as well as the associated tables are based on the financial statements of RIHC. The financial statements of CRH and RIHC are materially similar with certain differences related to the following:

•	the financial statements of CRH include the financial statements of RREH, which acquired the Option Land on March 18, 2004 and issued a $40 million note to KINA in payment thereof; and

•	the financial statements of CRH classify certain equity instruments separately from shareholders’ equity as redeemable common stock in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances.

•	the financial statements of RIHC include intercompany rent for the Option Land properties that RIHC pays to RREH. The intercompany rent is eliminated in the consolidations of RIHC and RREH into CRH’s financial statements.

A reconciliation of selected financial information between RIHC and CRH is as follows:

Assets

	June 30, 2005	December 31, 2004
	($ in thousands)
Total assets of RIHC	$323,520	$321,696
Basis of Option Land acquired	41,616	41,616
Other	33	(155)

Total assets of CRH	$365,169	$363,157

Liabilities

	June 30, 2005	December 31, 2004
	($ in thousands)
Total liabilities of RIHC	$243,337	$239,503
Note payable, plus accrued interest	40,463	40,400
Income taxes payable	361	361
Redeemable common stock	3,875	3,875

Total liabilities of CRH	$288,036	$284,139

Equity

	June 30, 2005	December 31, 2004
	($ in thousands)
Total shareholder’s equity of RIHC	$80,183	$82,193
Redeemable common stock	(3,875)	(3,875)
Intercompany rent	2,385	1,460
Interest expense	(1,200)	(400)
Income tax expense	(360)	(360)

Total shareholders’ equity of CRH	$77,133	$79,018

Net Loss

	Six months ended June 30,
	2005	2004
	($ in thousands)
Net loss of RIHC	$(2,010)	$(2,068)
Intercompany rent	925	535
Interest expense	(800)	—

Net loss of CRH	$(1,885)	$(1,533)

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

On September 4, 2002, RIHC decommissioned the 166-room Atlantic City Tower to begin construction in November 2002 of a 27-story hotel tower on the same site. The expansion was substantially completed in the second quarter of 2004. The expansion added approximately 400 hotel rooms and suites, 25,000 square feet of additional gaming space, 840 slot machines and 11 table games as compared to June 30, 2003 levels. In addition, the expansion included the relocation and expansion of the hotel lobby and porte cochere (collectively, the “New Tower”). RIHC opened the expanded gaming space on May 28, 2004, and began opening rooms to the public on June 16, 2004. The grand opening ceremony for the New Tower was held over the 2004 July 4th weekend.

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

RIHC also considers “EBITDA” to be a key indicator of its performance. EBITDA, as further defined in the First Mortgage Notes indenture (the “Indenture”), represents RIHC’s earnings before interest expense, taxes, depreciation and amortization costs, pre-opening costs incurred in connection with the New Tower, and other non-cash items. Management believes that EBITDA is a commonly used measure of performance in the gaming industry, and uses it as the primary measurement in evaluating management’s operating performance. EBITDA should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles, or “GAAP”) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with GAAP. Not all companies calculate EBITDA in the same manner. The following table reflects a reconciliation of EBITDA, as defined in the Indenture, to net income as determined in accordance with GAAP for the periods noted:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	($ in thousands)
Net income (loss)	$1,159	$(429)	$(2,010)	$(2,068)
Add: Interest expense	6,091	3,626	12,001	7,424
Income tax provision (benefit)	1,030	411	(207)	168
Depreciation and amortization	4,795	4,161	9,489	7,600
Pre-opening	—	2,145	—	2,162
Other non-operating income	(7)	(816)	(28)	(760)

EBITDA	$13,068	$9,098	$19,245	$14,526

Operating Results

Various events have had a significant impact on Resorts’ operations over the last two years. The most notable of these are as follows:

•	The decommissioning of the 166-room Atlantic City Tower in September 2002 for the construction of the new 27-story hotel tower. The construction and opening of the New Tower, consisting of 399 hotel rooms and suites, the Grand Lobby, and 25,000 square feet of additional gaming space, was successfully completed in the second quarter of 2004; and

•	Certain regional and national events, including severe weather conditions, the war in Iraq, and the general economic conditions.

Revenues

The following table presents the detail of RIHC’s net revenues for the periods noted:

	For the three months ended June 30,			For the six months ended June 30,
	2005	% change	2004	2005	% change	2004
	($ in thousands)
Casino revenues:
Slots	$50,034	7.1%	$46,733	$94,077	9.6%	$85,862
Table games	16,935	10.1%	15,380	33,844	8.8%	31,103
Other	321	(15.3)%	379	626	(15.3)%	739

Total casino revenues	67,290	7.7%	62,492	128,547	9.2%	117,704

Non-casino revenue:
Food and beverage	5,936	(0.6)%	5,972	10,806	(1.4)%	10,956
Lodging	5,837	54.6%	3,775	10,395	51.8%	6,847
Entertainment, retail and other	1,121	(59.8)%	2,792	2,478	(46.6)%	4,642

Total non-casino revenues	12,894	2.8%	12,539	23,679	5.5%	22,445

Less: promotional allowances	(17,533)	3.4%	(16,960)	(33,184)	7.3%	(30,918)

Total net revenues	$62,651	7.9%	$58,071	$119,042	9.0%	$109,231

Three months ended June 30, 2005 and 2004

The increase in slot revenues for the three months ended June 30, 2005 was due to a $27 million increase in slot handle to $612 million from $585 million for the same period of 2004. The increase in slot handle was a direct result of the New Tower and related gaming floor expansion that included the addition of new themed slot machines and improved slot technologies, including “cashless” slots. The new gaming space opened on May 29, 2004 and the New Tower opened June 16, 2004.

The increase in table games revenues for the three months ended June 30, 2005 was due to a $26 million increase in table drop to $120 million for the three months ended June 30, 2005 from $94 million in 2004, partially offset by a table games hold decrease to 13.9% from 16.4% in same period of 2004. The increase in table drop was a direct result of the New Tower and related gaming floor expansion that included the addition of new games and a new high-end table area.

The increase in lodging revenues for the three months ended June 30, 2005 was a result of the opening of the New Tower, which increased the number of available hotel rooms by 58% over prior year levels. The number of rooms occupied during the three months ended June 30, 2005 increased 51% over 2004 levels, while the average daily room rate increased to $88 in 2005, from $86 in 2004.

The decrease in entertainment, retail, and other revenue in 2005 was primarily due to lower entertainment revenues as a result of the closing of “The Screening Room”, and the comedy club, two entertainment venues that were only used for a portion of the second quarter of 2005, but were used extensively during the same period of 2004, as well as a slight reduction in headliner entertainment.

Promotional allowances are expenses incurred by Resorts for complimentary services (goods and services, including rooms, food, beverage and admission, provided free of charge to gaming patrons) and cash incentives given to gaming patrons. The main increase in promotional allowances are a result of an increase in promotional rooms expense of approximately $1.2 million as a result of the opening of the New Tower, partially offset by a $600,000 decrease in promotional entertainment expense as a result of the reduced entertainment during the quarter.

Six months ended June 30, 2005 and 2004

The increase in slot revenues for the six months ended June 30, 2005 was due to an $81 million increase in slot handle to $1,169 million from $1,088 million for the same period of 2004. The increase in slot handle was a direct result of the New Tower and related gaming floor expansion that included the addition of new themed slot machines and improved slot technologies, including “cashless” slots.

The increase in table games revenues for the six months ended June 30, 2005 was due to a $37 million increase in table drop to $222 million for the six months ended June 30, 2005 from $185 million in 2004, partially offset by a table games hold decrease to 15.1% from 16.8% in same period of 2004. The increase in table drop was a direct result of the New Tower and related gaming floor expansion that included the addition of new games and a new high-end table area.

The decrease in food and beverage revenues for the six months ended June 30, 2005 was due to a decrease in the hours of operations for the Buffet. During the first six months of 2005, the Buffet was primarily open only on the weekends as opposed to everyday operations in 2004. This change in hours lead to a $2.4 million decrease in food revenues, partially offset by increases in all of Resorts’ other food and beverage outlets, due to increased traffic from the New Tower.

The increase in lodging revenues for the six months ended June 30, 2005 was a result of the opening of the New Tower, which increased the number of available hotel rooms by 58% over prior year levels. The number of rooms occupied during the six months ended June 30, 2005 increased 45% over 2004 levels, while the average daily room rate increased to $88 in 2005, from $85 in 2004.

The decrease in entertainment, retail, and other revenue in 2005 was primarily due to lower entertainment revenues as a result of the closing of “The Screening Room”, and the comedy club, two entertainment venues that were only used for a portion of 2005, but were used extensively during the same period of 2004, as well as a slight reduction in headliner entertainment.

The primary increase in promotional allowances resulted from an increase in promotional rooms expense of approximately $2.0 million as a result of the opening of the New Tower.

Operating Results

The following table presents the detail of RIHC’s operating results for the periods noted:

	For the three months ended June 30,			For the six months ended June 30,
	2005	% change	2004	2005	% change	2004
	($ in thousands)
Total net revenues	$62,651	7.9%	$58,071	$119,042	9.0%	$109,231
Cost and expenses:
Casino and hotel operations	40,913	1.4%	40,368	80,585	3.7%	77,673
Selling general and administrative	8,808	1.0%	8,717	19,487	12.6%	17,313
Depreciation and amortization	4,795	15.2%	4,161	9,489	24.9%	7,600
Pre-opening	—	(100.0)%	2,145	—	(100.0)%	2,162

Total cost and expenses	54,516	(1.6)%	55,391	109,561	4.6%	104,748

Income from operations	$8,135	203.5%	$2,680	$9,481	111.5%	$4,483

The completion of the New Tower during 2004 contributed to increased volumes throughout the property. As a result, the costs associated with providing the services in the expanded facility also increased.

The decrease in selling, general and administrative expenses for the three months ended June 30, 2005 resulted from allocations of expenses to affiliates. An affiliate of the Company’s parent company, Colony Capital LLC, acquired properties from Harrah’s Entertainment, Inc. and Caesars Entertainment, Inc. on April 26, 2005. Certain employees of the Company assisted the affiliate during the acquisition period, and therefore a portion of the cost of their salaries, as well as additional costs incurred as a direct result of these activities, were charged back to the affiliate, and are recorded as a receivable as of June 30, 2005. The total amount of this receivable as of June 30, 2005 was approximately $1.6 million. The effect on the Company’s Consolidated Statement of Operations for the three months ended June 30, 2005 as a result of the chargeback was a reduction in selling, general and administrative expenses of approximately $1.7 million respectively. Since the acquisition of the new properties, certain departments for the Company have become “shared services” for the new properties, and the labor and certain other associated costs are allocated accordingly. For the three and six months ended June 30, 2005, the shared service allocations have reduced selling, general, and administrative expenses by approximately $932,000.

For the six months ended June 30, 2005, the increase in selling, general, and administrative expenses resulted from a 64% increase in real estate taxes from $3.6 million in 2004 to $5.9 million in 2005, primarily due to the increase in assessments due to the opening of the New Tower. Also contributing to the increase is a 31% increase in advertising expenses, partially offset by the labor allocations previously discussed, which totaled approximately $2.2 million for the six months ended June 30, 2005.

The increases in depreciation and amortization expense for the three and six months periods ended June 30, 2005 were due to increases in depreciable assets related to the New Tower, which officially opened, and began to be depreciated, in June 2004.

Non-Operating Results

The following table presents information related to RIHC’s non-operating income and expenses for the periods noted:

	Three months ended June 30,		Six months ended June 30.
	2005	2004	2005	2004
	($ in thousands)
Interest income	$138	$112	$275	$281
Interest expense:
Total interest cost	6,091	5,762	12,001	11,484
Less: capitalized interest	—	(2,136)	—	(4,060)

Interest expense, net	6,091	3,626	12,001	7,424
Other income	7	816	28	760

The reductions in interest income for the three and six month periods ended June 30, 2005 are related to the decrease in Resorts’ restricted cash balance for the construction of the New Tower as the project was funded during the course of construction.

The increase in total interest cost for the three and six months ended June 30, 2005 is due to increased borrowings under, and the suspension of principal payments for, the equipment credit facility. Capitalization of interest in 2004 was related to the construction of the New Tower, and ceased upon its opening in the second quarter of 2004.

Income Taxes

The following table presents information related to RIHC’s income tax expense for the periods noted:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	($ in thousands)
Federal income tax (benefit)	$942	$91	$(382)	$(444)
NJ state income tax	—	232	—	437
NJ casino net profits tax	88	88	175	175

Total income tax	$1,030	$411	$(207)	$168

On June 30, 2003, the State of New Jersey amended the Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2004 through 2006. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $350,000 annually. For the three- and six-month periods ended June 30, 2005 and 2004, the Company recorded provisions of $88,000 and $175,000, respectively, for this tax.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum assessment (“NJAMA”) under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. Amounts paid under this alternative minimum assessment can be used as a credit to offset future taxable income and such credit has an unlimited expiration period. As such, the Company has recorded a deferred tax asset of $1.5 million, net of federal tax benefit, at June 30, 2005.

At June 30, 2005, RIHC has a net operating loss carryforward for Federal purposes of $11.0 million. No valuation allowance has been provided against this, as RIHC expects to fully use it before it expires in 2024.

At June 30, 2005, RIHC has a state net operating loss carryforward of approximately $144.9 million. The carryforward will expire as follows: 2005, $32.8 million; 2006, $2.4 million; 2007, $40.2 million; 2008, $20.7 million; and 2009, $48.8 million. RIHC has reported a full valuation allowance against the carryforward because it does not expect to realize the tax benefit, primarily due to the limited expiration period.

Liquidity and Capital Resources

RIHC’s cash flows consisted of the following:

	Six months ended June 30,
	2005	2004
	($ in thousands)
Net cash provided by operations	$6,795	$7,638

Cash flows from investing activities:
Purchases of property and equipment	(11,862)	(53,961)
Releases of restricted cash	398	33,085
Proceeds from sale of fixed assets	28	1,249
CRDA refunds (deposits), net	(1,478)	(863)

Net cash used in investing activities	(12,914)	(20,490)

Cash flows from financing activities:
Proceeds from borrowings	5,000	9,282
Debt repayments	(6,419)	(938)
Payments to secure borrowings	(52)	(135)

Net cash provided by (used in) financing activities	(1,471)	8,209

Net decrease in cash and cash equivalents	$(7,590)	$(4,643)

Cash flows from Operating Activities

The decrease in cash flow from operations from last year resulted primarily from unfavorable working capital changes, including a $2.8 million increase in receivables, compared to a $0.5 million increase in receivables in 2004, partially offset by increased operating incomes following the opening of the New Tower.

Cash Flows from Investing Activities

During the six months ended June 30, 2005, the Company expended $11.9 million for the purchase of property and equipment, which includes $8.2 million for property and equipment for various construction projects and $3.7 million for other expenditures, such as the purchase of new slot machines and related equipment, computer upgrades, and other facility improvements.

At June 30, 2005, RIHC had a restricted cash balance of $103,000, which is included in other assets on the Company’s Condensed Consolidated Balance Sheet. The restricted cash consists of the unexpended portion of the proceeds of an asset sale, as required by the Indenture. Under the terms of the Disbursement Agreement, dated March 22, 2002, funds remaining in the liquidity disbursement account after the final Test Period (as defined in the Indenture, the four fiscal quarter period ending December 31, 2004), and upon certification by RIHC of certain conditions, would be returned to RIHC and could be distributed as a dividend to CRH. This certification was delivered by RIHC, and accordingly on January 20, 2005 the $9.7 million remaining in the liquidity disbursement account was delivered to RIHC. Funds related to the liquidity disbursement account have been earmarked for short term construction projects during 2005, and may be returned to Colony Capital, LLC in 2006.

The CRDA agreed to reimburse certain costs associated with the hotel tower construction, totaling approximately $13.1 million through 2008. Approximately $10.0 million of these reimbursements has been received by RIHC as of June 30, 2005.

Cash Flows from Financing Activities

During the six months ended June 30, 2005, RIHC borrowed $5.0 million against the Commerce Facility, which was entirely repaid by June 30, 2005. Other debt repayments during the first quarter of 2005 primarily represent payments to CIT on loans outstanding under the equipment credit facility.

Other Factors Affecting Liquidity

In June 2002, RIH entered into a $20.0 million credit facility, the proceeds of which were intended to be used for the acquisition of furniture, fixtures, and equipment. RIHC has guaranteed the obligations of RIH under this equipment credit facility. As of June 30, 2005, RIHC had borrowed $14.7 million of the equipment credit facility to purchase furniture, fixtures, and equipment for the New Tower and $4.4 million to purchase additional slot machines to replace existing equipment. The outstanding balance due under this credit facility at June 30, 2005 was $16.0 million. In March 2005, this credit facility was amended to provide for the suspension of principal payments for one year, commencing April 1, 2005; the outstanding principal balance as of June 30, 2005 will be paid in equal monthly installments commencing April 2006 and ending February 2009.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A. (“Commerce Facility”). The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million. The Commerce Facility expires on June 30, 2006. There have been $4.4 million of standby letters of credit issued against the Commerce Facility, leaving an availability of $5.6 million as of June 30, 2005. During the six months ended June 30, 2005, RIHC borrowed $5.0 million against the Commerce Facility. There was no outstanding balance as of June 30, 2005.

In June 2002, RIHC entered into a Thermal Energy Services Agreement (the “Agreement”) with an energy supplier. The initial term of the Agreement is 20 years, renewable at the Companies’ option for two additional five year terms. The Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value is estimated at $6.5 million, for which payments during the first six months of 2005 were approximately $127,000, including interest, with the total payments over the 20 year initial term estimated at $9.6 million including interest, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease at June 30, 2005 is approximately $6.2 million.

In March 2004, the Option Land was acquired by RREH in exchange for the issuance of a $40 million note by RREH to KINA. No principal payments are required on the $40 million note until it reaches maturity. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed was initially limited to $20 million increasing by $5 million each year, totaling $25 million at June 30, 2005. In conjunction with the option land purchase transaction, the Option Agreement between RIHC and KINA was terminated. With the termination of the Option Agreement, the lease agreement between KINA and RIH converted to a month-to-month fair market value lease. As part of the option land purchase transaction, the lease was amended to be a triple-net lease and was assigned by KINA to RREH. The amended agreement calls for the following payments: $1.3 million security deposit paid upon closing, offset against lease payments of $205,000 per month through September 2004; $135,833 per month from October 2004 through March 2006; $202,500 per month from April 2006 through March 2008; $302,500 per month from April 2008 through March 2009 and $402,500 per month thereafter. The lease agreement may be terminated by either party upon 30 days notice, with any security deposit remaining upon termination to be refunded to RIH.

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

During the six months ended June 30, 2005, there were no changes in CRH’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, CRH’s internal controls over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meetings of shareholders for CRH and RIHC were each held on May 11, 2005. The matters voted on at the meeting were: (1) to elect three directors for both CRH and RIHC to one-year terms until the 2006 Annual Meeting or until their successors are duly elected and qualified and (2) to ratify the appointment of Ernst & Young LLP as independent auditors of both CRH and RIHC for the fiscal year ending December 31, 2005.

Thomas J. Barrack, Jr., Nicholas L. Ribis, and Mark M. Hedstrom were elected as directors of CRH and RIHC until the 2006 Annual Meeting of Shareholders, with the following results of voting as follows:

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

B. REPORTS ON FORM 8-K

On May 11, 2005, the Company filed Form 8-K pursuant to Item 12. “Results of Operations and Financial Condition”, accompanied by a copy of the press release announcing the Company’s financial results for the quarter ended March 31, 2005.

On June 30, 2005, the Company filed Form 8-K for the Third Amendment to Loan and Security Agreement dated June 28, 2005, by and between Resorts International Hotel, Inc. and Commerce Bank, N.A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2005

COLONY RIH HOLDINGS, INC.

By:	/s/ MARK B. LEFEVER
Name:	Mark B. Lefever
Title:	Senior Vice President Finance/CFO (Duly Authorized Officer and Principal Financial Officer)

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

By:	/s/ MARK B. LEFEVER
Name:	Mark B. Lefever
Title:	Senior Vice President Finance/CFO (Duly Authorized Officer and Principal Financial Officer)