Form 10-Q
period 2005-09-30
COLONY RIH HOLDINGS INC; RESORTS INTERNATIONAL HOTEL & CASINO INC
filed 2005-11-14
CIK 1141270, 1141271

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of Colony RIH Holdings, Inc.’s Class A Common Stock, $0.01 par value, was 38,295 and the number of shares outstanding of Colony RIH Holdings, Inc.’s Class B Common Stock, $0.01 par value, was 774,982, each as of November 9, 2005.

The number of shares outstanding of Resorts International Hotel and Casino, Inc.’s Common Stock, $0.01 par value, was 100 as of November 9, 2005.

COLONY RIH HOLDINGS, INC.

AND

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	September 30, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$24,713	$31,975
Receivables, net	6,909	5,530
Inventories	2,357	2,332
Prepaid expenses and other current assets	2,912	3,060
Deferred income taxes	4,804	4,804

Total current assets	41,695	47,701
Property and equipment, net	298,473	297,859
Other assets (including $102 and $500 of restricted cash and cash equivalents in 2005 and 2004, respectively)	16,620	17,597

Total assets	$356,788	$363,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$3,326	$5,525
Accounts payable	7,843	10,957
Accrued interest payable	931	6,439
Due to affiliates	1,012	—
Accrued expenses and other current liabilities	20,394	16,901

Total current liabilities	33,506	39,822

Long-term debt, less current portion	236,509	233,951
Deferred income taxes	5,919	6,491
Redeemable common stock	3,875	3,875

Total liabilities	279,809	284,139
Shareholders’ equity
Common stock:
Class A	—	—
Class B	8	8
Capital in excess of par	73,790	73,790
Retained earnings	3,181	5,220

Total shareholders’ equity	76,979	79,018

Total liabilities and shareholders’ equity	$356,788	$363,157

See accompanying notes

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue:
Casino	$75,774	$75,360	$204,321	$193,064
Lodging	7,084	6,604	17,479	13,451
Food and beverage	7,369	7,792	18,175	18,748
Other	2,233	2,206	4,821	6,848
Less: promotional allowances	(22,929)	(20,914)	(56,113)	(51,832)

Total net revenue	69,531	71,048	188,683	180,279

Costs and expenses:
Casino	33,845	33,891	94,939	90,903
Lodging	1,187	1,323	3,327	2,372
Food and beverage	2,695	3,190	6,494	9,035
Other operating	11,886	7,938	22,411	21,705
Selling, general, and administrative	6,967	10,819	28,666	27,597
Depreciation and amortization	6,270	4,965	15,759	12,565
Pre-opening	—	560	—	2,722

Total costs and expenses	62,850	62,686	171,596	166,899

Income from operations	6,681	8,362	17,087	13,380
Interest income	178	119	453	400
Interest expense	(6,392)	(5,859)	(19,193)	(13,283)
Other income	—	441	28	1,201

Income (loss) before income taxes	467	3,063	(1,625)	1,698
Provision for income taxes	(621)	(1,321)	(414)	(1,489)

Net income (loss)	$(154)	$1,742	$(2,039)	$209

See accompanying notes.

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,039)	$209
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,062	11,172
Amortization of debt premiums, discounts and issuance costs	1,344	1,375
Provision for doubtful receivables	358	58
Gain on disposal of fixed assets	(28)	(1,148)
Provision for discount on CRDA obligations, net of amortization	697	(1,393)
Deferred taxes	(572)	—
Changes in operating assets and liabilities:
Net increase in payables to affiliates	1,012	—
Net increase in receivables	(1,737)	(2,050)
Net decrease (increase) in inventories and prepaid expenses and other current assets	123	(780)
Net decrease in deferred charges and other assets	346	3,773
Net increase in accounts payable and accrued expenses	1,533	5,109
Net decrease in interest payable	(5,508)	(5,161)

Net cash provided by operating activities	10,591	11,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Releases of cash and cash equivalents – restricted	398	40,194
Proceeds from sale of fixed assets	28	1,638
Purchases of property and equipment	(14,397)	(66,370)
CRDA deposits	(2,328)	(2,091)
CRDA refunds	—	579

Net cash used in investing activities	(16,299)	(26,050)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	5,000	10,161
Payments to secure borrowings	(92)	(135)
Debt repayments	(6,462)	(1,919)

Net cash provided by (used in) financing activities	(1,554)	8,107

Net decrease in cash and cash equivalents	(7,262)	(6,779)
Cash and cash equivalents at beginning of period	31,975	28,417

Cash and cash equivalents at end of period	$24,713	$21,638

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$21,815	$21,128
Income taxes, net of refunds	(391)	1,038
Non-cash transactions:
Obligations incurred for the purchase of property and equipment	1,554	4,500
Note payable issued in connection with option land purchase	—	40,000
Note payable issued in connection with warehouse purchase	—	600

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

The consolidated financial statements include the accounts of CRH and its wholly owned subsidiaries. CRH is a voluntary filer with the Securities and Exchange Commission. The accounts of CRH include RIHC, a publicly traded debt registrant, and RREH, a wholly owned subsidiary that includes approximately $40 million of assets and liabilities related to the purchase of property. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior reporting periods to conform with the current presentation.

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

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $6.1 million at September 30, 2005.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc. (“CIT Facility”). The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment. Loans pursuant to the CIT Facility are repayable in up to a sixty-month amortization period from the date the loan is made. Outstanding loans bear interest at the rate of LIBOR plus three and one-half percent. RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. On March 30, 2005, the CIT Facility was amended to provide for the suspension of principal payments for one year, commencing April 1, 2005; the outstanding principal balance as of March 31, 2005 will be paid in equal monthly installments commencing April 2006 and ending February 2009. Interest on the outstanding loans will continue to accrue and be paid monthly. In addition, the CIT Facility requires, among other things, the company to meet certain financial ratios, which were further amended on September 28, 2005; these financial covenants may have an impact on the Company’s ability to incur additional indebtedness. The outstanding balance due to CIT at September 30, 2005 was $16.0 million.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”) as amended. The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million. The Commerce Facility, among other things, requires the company to meet certain financial ratios; these financial covenants may have an impact on the Company’s ability to incur additional indebtedness. The Commerce Facility expires on June 30, 2006. There have been $4.5 million of standby letters of credit issued against the Commerce Facility, leaving an availability of $5.5 million as of September 30, 2005. There was no outstanding balance on the Commerce Facility at September 30, 2005.

During 2004, RREH purchased approximately 10.0 acres of real property immediately adjacent to the Resorts site and approximately 2.0 acres of real property located in the Atlantic City metropolitan area (see Note 2). The land was acquired in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note will mature immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes which are due March 22, 2009. Interest on the $40 million note is payable semi-annually, and is calculated at the following annual rates: 0% through September 2004, 4% from October 2004 through March 2006, 6% from April 2006 through March 2008, and 9% from April 2008 through March 2009. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed was initially limited to $20 million increasing by $5 million each year totaling $25 million at September 30, 2005.

4. REDEEMABLE COMMON STOCK

The proceeds from the sale of 1,915 shares of Class A Common Stock and 38,750 shares of Class B Common Stock have been classified separately from shareholders’ equity as “Redeemable Common Stock” in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances.

5. INCOME TAXES

The provision for income taxes for the three and nine months ended September 30, 2005 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues.

On June 30, 2003, the State of New Jersey amended the New Jersey Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2004 through 2006. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $350,000 annually. In connection with this tax, the Company recorded provisions for income taxes of $88,000 and $263,000, respectively, in each of the three-month and nine-month periods ended September 30, 2005 and 2004.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum assessment (“NJAMA”) under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act was retroactive to January 1, 2002. Since amounts paid under the alternative minimum assessment have an unlimited expiration date to offset state taxable income upon suspension of the NJAMA, the Company has a tax credit of $2.3 million recorded on the balance sheet at September 30, 2005 for the cumulative amount of the future tax credits related to payments under the NJAMA since the inception of the NJAMA.

6. PRE-OPENING EXPENSES

For the three and nine months ended September 30, 2004, the Company recorded $0.6 million and $2.7 million, respectively, of pre-opening expenses, primarily advertising and related costs, to promote the opening of the expanded casino and hotel facility.

7. RELATED PARTY TRANSACTIONS

An affiliate of the Company’s parent company, Colony Capital LLC, acquired properties from Harrah’s Entertainment, Inc. and Caesars Entertainment, Inc. on April 26, 2005. Certain employees of the Company assisted the affiliate during the acquisition period, and therefore a portion of the cost of their salaries, as well as additional costs incurred as a direct result of these activities, were charged back to the affiliate, and were reimbursed by the affiliate. The effect on the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2005 as a result of the chargeback was a reduction in selling, general and administrative expenses of approximately $0.0 million and $2.2 million, respectively.

Since the acquisition of the new properties by the Company’s parent, certain departments for the Company have continued to provide services for the new properties, and the labor and certain other associated costs are allocated accordingly. For the three and nine months ended September 30, 2005, the shared service allocations have reduced selling, general, and administrative expenses by approximately $1.3 million and $2.3 million, respectively. The Company is also included in certain employee insurance programs with these affiliates. Costs of the program are allocated to the Company based on actual claim payments. The amount charged to the Company from the affiliate for the three and nine months ended September 30, 2005 was approximately $2.3 million and $2.9 million, respectively. At September 30, 2005, approximately $1.0 million is recorded as a net liability on the Company’s balance sheet representing the net amount of these transactions that have not been settled in cash as of September 30, 2005.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	September 30, 2005	December 31, 2004
ASSETS
Current assets
Cash and cash equivalents	$24,571	$31,512
Receivables, net	6,909	5,530
Inventories	2,357	2,332
Prepaid expenses and other current assets	3,262	3,060
Deferred income taxes	4,804	4,804

Total current assets	41,903	47,238
Property and equipment, net	256,857	256,243
Other assets (including $102 and $500 of restricted cash and cash equivalents in 2005 and 2004, respectively)	16,723	18,215

Total assets	$315,483	$321,696

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt	$3,326	$5,525
Accounts payable	7,843	10,957
Accrued interest payable	874	6,039
Due to affiliates	1,012	—
Accrued expenses and other current liabilities	19,943	16,449

Total current liabilities	32,998	38,970

Long-term debt, less current portion	196,509	193,951
Deferred income taxes	6,010	6,582

Total liabilities	235,517	239,503

Shareholder’s equity
Common stock	—	—
Capital in excess of par	77,673	77,673
Retained earnings	2,293	4,520

Total shareholder’s equity	79,966	82,193

Total liabilities and shareholder’s equity	$315,483	$321,696

See accompanying notes

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue:
Casino	$75,774	$75,360	$204,321	$193,064
Lodging	7,084	6,604	17,479	13,451
Food and beverage	7,369	7,792	18,175	18,748
Other	2,177	2,206	4,655	6,848
Less: promotional allowances	(22,929)	(20,914)	(56,113)	(51,832)

Total net revenue	69,475	71,048	188,517	180,279

Costs and expenses:
Casino	33,956	33,891	94,939	90,903
Lodging	1,210	1,323	3,327	2,372
Food and beverage	2,695	3,190	6,494	9,035
Other operating	8,725	7,938	22,411	21,705
Selling, general, and administrative	10,401	11,281	29,888	28,594
Depreciation and amortization	6,270	4,965	15,759	12,565
Pre-opening	—	560	—	2,722

Total costs and expenses	63,257	63,148	172,818	167,896

Income from operations	6,218	7,900	15,699	12,383
Interest income	178	119	453	400
Interest expense	(5,992)	(5,859)	(17,993)	(13,283)
Other income	—	441	28	1,201

Income (loss) before income taxes	404	2,601	(1,813)	701
Provision for income taxes	(621)	(1,321)	(414)	(1,489)

Net income (loss)	$(217)	$1,280	$(2,227)	$(788)

See accompanying notes

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,227)	$(788)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,062	11,172
Amortization of debt premiums, discounts and issuance costs	1,344	1,375
Provision for doubtful receivables	358	58
Gain on disposal of fixed assets	(28)	(1,148)
Provision for discount on CRDA obligations, net of amortization	697	(1,393)
Deferred taxes	(572)	—
Changes in operating assets and liabilities:
Net decrease in advances to affiliates	1,012	—
Net increase in receivables	(1,737)	(2,050)
Net increase in inventories and prepaid expenses and other current assets	(227)	(780)
Net decrease in deferred charges and other assets	861	3,099
Net increase in accounts payable and accrued expenses	1,534	5,109
Net increase in interest payable	(5,165)	(5,161)

Net cash provided by operating activities	10,912	9,493

CASH FLOWS FROM INVESTING ACTIVITIES:
Releases of cash and cash equivalents-restricted	398	40,194
Proceeds from sale of fixed assets	28	1,638
Purchases of property and equipment	(14,397)	(64,754)
CRDA deposits	(2,328)	(2,091)
CRDA refunds	—	579

Net cash used in investing activities	(16,299)	(24,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	5,000	10,161
Payments to secure borrowings	(92)	(135)
Debt repayments	(6,462)	(1,919)

Net cash provided by (used in) financing activities	$(1,554)	$8,107

Net decrease in cash and cash equivalents	(6,941)	(6,834)
Cash and cash equivalents at beginning of period	31,512	28,417

Cash and cash equivalents at end of period	$24,571	$21,583

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid during the period for:
Interest	$21,815	$21,128
Income taxes, net of refunds	(391)	1,038
Non-cash transactions:
Obligations incurred for the purchase of property and equipment	$1,554	$4,500
Note payable issued in connection with warehouse purchase	—	600

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

The consolidated financial statements include the accounts of RIHC and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior reporting periods to conform with the current presentation.

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

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $6.1 million at September 30, 2005.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc. (“CIT Facility”). The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment. Loans pursuant to the CIT Facility are repayable in up to a sixty-month amortization period from the date the loan is made. Outstanding loans bear interest at the rate of LIBOR plus three and one-half percent. RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. On March 30, 2005, the CIT Facility was amended to provide for the suspension of principal payments for one year, commencing April 1, 2005; the outstanding principal balance as of March 31, 2005 will be paid in equal monthly installments commencing April 2006 and ending February 2009. In addition, the CIT Facility requires, among other things, the company to meet certain financial ratios, which were further amended on September 28, 2005; these financial covenants may have an impact on the Company’s ability to incur additional indebtedness. Interest on the outstanding loans will continue to accrue and be paid monthly. The outstanding balance due to CIT at September 30, 2005 was $16.0 million.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million. The Commerce Facility expires on June 30, 2006. There have been $4.5 million of standby letters of credit issued against the Commerce Facility, leaving an availability of $5.5 million as of September 30, 2005. The Commerce Facility, among other things, requires the company to meet certain financial ratios; these financial covenants may have an impact on the Company’s ability to incur additional indebtedness. There was no outstanding balance on the Commerce Facility at September 30, 2005.

During 2004, RREH purchased 10.0 acres of real property immediately adjacent to the Resorts site and approximately 2.0 acres of real property located in the Atlantic City metropolitan area. The land was acquired in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note will mature immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes which are due March 22, 2009. Interest on the $40 million note is payable semi-annually, and is calculated at the following annual rates: 0% through September 2004, 4% from October 2004 through March 2006, 6% from April 2006 through March 2008, and 9% from April 2008 through March 2009. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed was initially limited to $20 million increasing by $5 million each year totaling $25 million at September 30, 2005.

3. INCOME TAXES

The provision for income taxes for the three and nine months ended September 30, 2005 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues.

On June 30, 2003, the State of New Jersey amended the New Jersey Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2004 though 2006. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $350,000 annually. In connection with this tax, the Company recorded provisions for income taxes of $88,000 and $263,000 in each of the three-month and nine-month periods ended September 30, 2005 and 2004.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum assessment (“NJAMA”) under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act was retroactive to January 1, 2002. Since amounts paid under the alternative minimum assessment have an unlimited expiration date to offset state taxable income upon suspension of the NJAMA, the Company has a tax credit of $2.3 million recorded on the balance sheet at September 30, 2005 for the cumulative amount of the future tax credits related to payments under the NJAMA since the inception of the NJAMA.

4. PRE-OPENING EXPENSES

For the three and nine months ended September 30, 2004, the Company recorded $0.6 million and $2.7 million, respectively, of pre-opening expenses, primarily advertising and related costs, to promote the opening of the expanded casino and hotel facility.

5. RELATED PARTY TRANSACTIONS

An affiliate of the Company’s parent company, Colony Capital LLC, acquired properties from Harrah’s Entertainment, Inc. and Caesars Entertainment, Inc. on April 26, 2005. Certain employees of the Company assisted the affiliate during the acquisition period, and therefore a portion of the cost of their salaries, as well as additional costs incurred as a direct result of these activities, were charged back to the affiliate, and were reimbursed by the affiliate. The effect on the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2005 as a result of the chargeback was a reduction in selling, general and administrative expenses of approximately $0.0 million and $2.2 million, respectively.

Since the acquisition of the new properties by the Company’s parent, certain departments for the Company have continued to provide services for the new properties, and the labor and certain other associated costs are allocated accordingly. For the three and nine months ended September 30, 2005, the shared service allocations have reduced selling, general, and administrative expenses by approximately $1.3 million and $2.3 million, respectively. The Company is also included in certain employee insurance programs with these affiliates. Costs of the program are allocated to the Company based on actual claim payments. The amount charged to the Company from the affiliate for the three and nine months ended September 30, 2005 was approximately $2.3 million and $2.9 million, respectively. At September 30, 2005, approximately $1.0 million of such amount is recorded as a net liability on the Company’s balance sheet representing the net amount of these transactions that have not been settled in cash as of September 30, 2005.

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

The following discussion and analysis as well as the associated tables are based on the financial statements of RIHC. The financial statements of CRH and RIHC are materially similar with certain differences related to the following:

•	the financial statements of CRH include the financial statements of RREH, which acquired the Option Land on March 18, 2004 and issued a $40 million note to KINA in payment thereof; and

•	the financial statements of CRH classify certain equity instruments separately from shareholders’ equity as redeemable common stock in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances.

•	the financial statements of RIHC include intercompany rent for the Option Land properties that RIHC pays to RREH. The intercompany rent is eliminated in the consolidations of RIHC and RREH into CRH’s financial statements.

A reconciliation of selected financial information between RIHC and CRH is as follows:

Assets

	September 30, 2005	December 31, 2004
	($ in thousands)
Total assets of RIHC	$315,483	$321,696
Basis of Option Land acquired	41,616	41,616
Other	(311)	(155)

Total assets of CRH	$356,788	$363,157

Liabilities

	September 30, 2005	December 31, 2004
	($ in thousands)
Total liabilities of RIHC	$235,517	$239,503
Note payable, plus accrued interest	40,056	40,400
Income taxes payable	361	361
Redeemable common stock	3,875	3,875

Total liabilities of CRH	$279,809	$284,139

Equity

	September 30, 2005	December 31, 2004
	($ in thousands)
Total shareholder’s equity of RIHC	$79,966	$82,193
Redeemable common stock	(3,875)	(3,875)
Intercompany rent	2,848	1,460
Interest expense	(1,600)	(400)
Income tax expense	(360)	(360)

Total shareholders’ equity of CRH	$76,979	$79,018

Net Income (Loss)

	Nine months ended September 30,
	2005	2004
	($ in thousands)
Net loss of RIHC	$(2,227)	$(788)
Intercompany rent	1,388	997
Interest expense	(1,200)	—

Net income (loss) of CRH	$(2,039)	$209

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

On September 4, 2002, RIHC decommissioned the 166-room Atlantic City Tower to begin construction in November 2002 of a 27-story hotel tower on the same site. The expansion was substantially completed in the second quarter of 2004. The expansion added approximately 400 hotel rooms and suites, 25,000 square feet of additional gaming space, 840 slot machines and 11 table games as compared to June 30, 2003 levels. In addition, the expansion included the relocation and expansion of the hotel lobby and porte cochere (collectively, the “New Tower”). RIHC opened the expanded gaming space on May 28, 2004, and began opening rooms to the public on June 16, 2004. The grand opening ceremony for the Rendezvous Tower was held over the 2004 July 4th weekend.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	($ in thousands)
Net income (loss)	$(217)	$1,280	$(2,227)	$(788)
Add: Interest expense	5,992	5,859	17,993	13,283
Income tax provision (benefit)	621	1,321	414	1,489
Depreciation and amortization	6,270	4,965	15,759	12,565
Pre-opening	—	560	—	2,722
Other non-operating income	—	(441)	(28)	(1,201)

EBITDA	$12,666	$13,544	$31,911	$28,070

Operating Results

Various events have had a significant impact on Resorts’ operations over the last two years. The most notable of these are as follows:

•	The decommissioning of the 166-room Atlantic City Tower in September 2002 for the construction of the new 27-story hotel tower. The construction and opening of the New Tower, consisting of 399 hotel rooms and suites, the Grand Lobby, and 25,000 square feet of additional gaming space, was successfully completed in the second quarter of 2004; and

•	Certain regional and national events including a 34 day strike by certain unionized employees beginning October 1, 2004 and ending November 3, 2004, the war in Iraq, and the general economic conditions.

Revenues

The following table presents the detail of RIHC’s net revenues for the periods noted:

	For the three months ended September 30,			For the nine months ended September 30,
	2005	% change	2004	2005	% change	2004
	($ in thousands)
Casino revenues:
Slots	$57,653	2.2%	$56,434	$151,730	6.6%	$142,296
Table games	17,554	(5.3)%	18,535	51,094	2.9%	49,638
Other	567	45.0%	391	1,497	32.5%	1,130

Total casino revenues	75,774	0.5%	75,360	204,321	5.8%	193,064

Non-casino revenue:
Food and beverage	7,369	(5.4)%	7,792	18,175	(3.1)%	18,748
Lodging	7,084	7.3%	6,604	17,479	29.9%	13,451
Entertainment, retail and other	2,177	(1.3)%	2,206	4,655	(32.0)%	6,848

Total non-casino revenues	16,630	0.2%	16,602	40,309	3.2%	39,047

Less: promotional allowances	(22,929)	9.6%	(20,914)	(56,113)	8.3%	(51,832)

Total net revenues	$69,475	(2.2)%	$71,048	$188,517	4.6%	$180,279

Three months ended September 30, 2005 and 2004

The increase in slot revenues for the three months ended September 30, 2005 was due to an increase in the slot hold percentage to 8.3% in 2005 from 8.0% in 2004, partially offset by an $11 million decrease in slot handle to $692 million from $703 million for the same period of 2004. The results benefited from new lower denomination slots that have been well received by the Company’s customers.

The decrease in table games revenues for the three months ended September 30, 2005 was due to a table games hold decrease to 13.4% from 14.2% in same period of 2004, partially offset by a $1 million increase in table drop to $131 million for the three months ended September 30, 2005. This resulted in a $1.0 million decrease in revenue. The increase in table drop was a direct result of the Rendezvous Tower and related gaming floor expansion that included the addition of new games and a new high-end table area.

The increase in lodging revenues of $500,000 for the three months ended September 30, 2005 was a result of a 10% increase in rooms occupied during the three months ended September 30, 2005. This was primarily attributable to increased complimentary rooms due to the acceptance of the room product in the market.

The decrease in food and beverage revenue for the 3 months ended September 30, 2005 was due primarily to The Buffet being open for 8 hours daily compared to 12 hours daily in the three months ended September 30, 2004.

Promotional allowances are expenses incurred by Resorts for complimentary services (goods and services, including rooms, food, beverage and admission, provided free of charge to gaming patrons), slot credits, and cash incentives given to gaming patrons. The main increase in promotional allowances are a result of an increase in slot credits cash incentives given to gaming patrons of approximately $1.7 million as a result of increased market competition and a $500,000 increase in promotional rooms expense as a result of an increase in complimentary rooms.

Nine months ended September 30, 2005 and 2004

The increase in slot revenues for the nine months ended September 30, 2005 was due to a $71 million increase in slot handle to $1,862 million from $1,791 million for the same period of 2004. The increase in slot handle was a direct result of the Rendezvous Tower which opened in June 2004, and related gaming floor expansion that included the addition of new themed slot machines and improved slot technologies, including “cashless” slots.

The increase in table games revenues for the nine months ended September 30, 2005 was due to a $38 million increase in table drop to $353 million for the nine months ended September 30, 2005, offset by a table games hold decrease to 14.5% from 15.8% in same period of 2004. The increase in table drop was a direct result of the Rendezvous Tower and related gaming floor expansion that included the addition of new games and a new high-end table area.

The decrease in food and beverage revenues for the nine months ended September 30, 2005 was due to The Buffet being closed from January through May, and only opening on weekends in June. The Buffet opened seven days a week with decreased hours in July 2005. The Buffet schedule lead to a $3.3 million decrease in food revenues, partially offset by increases in all of the Company’s other food and beverage outlets.

The increase in lodging revenues for the nine months ended September 30, 2005 was a result of the opening of the Rendezvous Tower, which increased the number of available hotel rooms by 32% over prior year levels. The number of rooms occupied during the nine months ended September 30, 2005 increased 29% over 2004 levels, while the average daily room rate remained unchanged at $89.

The decrease in entertainment, retail, and other revenue in 2005 was primarily due to lower entertainment revenues as a result of the closing of “The Screening Room” and comedy club from January through June. In addition the comedy club was changed from a company operated venue to a leased operation in July.

The increase in promotional allowances resulted from an increase in promotional rooms expense of approximately $2.5 million as a result of the opening of the Rendezvous Tower and an increase in slot credits and cash incentives given to gaming patrons of approximately $1.4 million.

Operating Results

The following table presents the detail of RIHC’s operating results for the periods noted:

	For the three months ended September 30,			For the nine months ended September 30,
	2005	% change	2004	2005	% change	2004
		($ in thousands)
Total net revenues	$69,475	(2.2)%	$71,048	$188,517	4.6%	$180,279
Cost and expenses:
Casino and hotel operations	46,586	0.5%	46,342	127,172	2.5%	124,015
Selling general and administrative	10,401	(7.8)%	11,281	29,888	4.5%	28,594
Depreciation and amortization	6,270	26.3%	4,965	15,759	25.4%	12,565
Pre-opening	—	(100.0)%	560	—	(100.0)%	2,722

Total cost and expenses	63,257	0.2%	63,148	172,819	2.9%	167,896

Income from operations	$6,218	(21.3)%	$7,900	$15,698	26.8%	$12,383

The completion of the Rendezvous Tower during 2004 contributed to increased volumes throughout the property. As a result, the costs associated with providing the services in the expanded facility also increased.

The decrease in selling, general and administrative expenses for the three months ended September 30, 2005 resulted from allocations of expenses to affiliates. An affiliate of the Company’s parent company, Colony Capital LLC, acquired properties from Harrah’s Entertainment, Inc. and Caesars Entertainment, Inc. on April 26, 2005. Certain employees of the Company assisted the affiliate during the acquisition period, and therefore a portion of the cost of their salaries, as well as additional costs incurred as a direct result of these activities, were charged back to the affiliate. Since the acquisition of the new properties by the Company’s parent, certain departments for the Company have continued to provide services for the new properties, and the labor and certain other associated costs are allocated accordingly. For the three and nine months ended September 30, 2005, the shared service allocations have reduced selling, general, and administrative expenses by approximately $1.3 million and $2.3 million, respectively.

For the nine months ended September 30, 2005, the increase in selling, general, and administrative expenses resulted from a 40% increase in real estate taxes from $6.4 million in 2004 to $8.9 million in 2005, primarily due to the increase in assessments due to the opening of the Rendezvous Tower. Also contributing to the increase is a 19% increase in advertising expenses, partially offset by the labor allocations previously discussed, which totaled approximately $2.2 million for the nine months ended September 30, 2005.

The increases in depreciation and amortization expense for the three and nine months periods ended September 30, 2005 were due to increases in depreciable assets related to the Rendezvous Tower, which officially opened, and began to be depreciated, in June 2004.

Non-Operating Results

The following table presents information related to RIHC’s non-operating income and expenses for the periods noted:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		($ in thousands)
Interest income	$178	$119	$453	$400
Interest expense:
Total interest cost	5,992	5,859	17,993	17,343
Less: capitalized interest	—	—	—	(4,060)

Interest expense, net	5,992	5,859	17,993	13,283
Other income	—	441	28	1,201

The increase in total interest cost for the three and nine months ended September 30, 2005 is due to increased borrowings under, and the suspension of principal payments for, the equipment credit facility. Capitalization of interest in 2004 was related to the construction of the New Tower, and ceased upon its opening in the second quarter of 2004.

Other income for 2004 is mainly a result of the sale of assets during 2004. During the second quarter 2004, RIHC sold its warehouse for $1.2 million, recording a gain on the sale of $767,000. The proceeds of the sale were used to purchase a new warehouse outside Atlantic City. In the third quarter 2004, RIHC sold billboard assets for $450,000, which had minimal value on RIHC’s books.

Income Taxes

The following table presents information related to RIHC’s income tax expense for the periods noted:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		($ in thousands)
Federal income tax (benefit)	$258	$949	$(124)	$505
NJ state income tax	275	284	275	721
NJ casino net profits tax	88	88	263	263

Total income tax	$621	$1,321	$414	$1,489

On June 30, 2003, the State of New Jersey amended the Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2004 through 2006. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $350,000 annually. For the three and nine month periods ended September 30, 2005 and 2004, the Company recorded provisions of $88,000 and $263,000, respectively, for this tax.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of a new alternative minimum assessment (“NJAMA”) under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. Amounts paid under this alternative minimum assessment can be used as a credit to offset future taxable income and such credit has an unlimited expiration period. As such, the Company has recorded as deferred tax asset of $2.3 million related to the tax credit generated to date.

At September 30, 2005, RIHC has a net operating loss carryforward for Federal purposes of $11.0 million. No valuation allowance has been provided against this, as RIHC expects to fully use it before it expires in 2024.

At September 30, 2005, RIHC has a state net operating loss carryforward of approximately $144.9 million. The carryforward will expire as follows: 2005, $32.8 million; 2006, $2.4 million; 2007, $40.2 million; 2008, $20.7 million; and 2009, $48.8 million. RIHC has reported a full valuation allowance against the carryforward because it does not expect to realize the tax benefit, primarily due to the limited expiration period.

Liquidity and Capital Resources

RIHC’s cash flows consisted of the following:

	Nine months ended September 30,
	2005	2004
	($ in thousands)
Net cash provided by operations	$10,912	$9,493

Cash flows from investing activities:
Purchases of property and equipment	(14,397)	(64,754)
Releases of restricted cash	398	40,194
Proceeds from sale of fixed assets	28	1,638
CRDA deposits, net	(2,328)	(1,512)

Net cash used in investing activities	(16,299)	(24,434)

Cash flows from financing activities:
Proceeds from borrowings	5,000	10,161
Debt repayments	(6,462)	(1,919)
Payments to secure borrowings	(92)	(135)

Net cash provided by (used in) financing activities	(1,554)	8,107

Net decrease in cash and cash equivalents	$(6,941)	$(6,834)

Cash flows from Operating Activities

The increase in cash flow from operations from last year resulted primarily from favorable working capital changes, including a $1.0 million increase in payable to affiliates.

Cash Flows from Investing Activities

During the nine months ended September 30, 2005, the Company expended $14.4 million for the purchase of property and equipment, which includes $10.7 million for property and equipment for various construction projects and $3.7 million for other expenditures, such as the purchase of new slot machines and related equipment, computer upgrades, and other facility improvements.

At September 30, 2005, RIHC had a restricted cash balance of $102,000, which is included in other assets on the Company’s Condensed Consolidated Balance Sheet. The restricted cash consists of the unexpended portion of the proceeds of an asset sale, as required by the Indenture. Under the terms of the Disbursement Agreement, dated March 22, 2002, funds remaining in the liquidity disbursement account after the final Test Period (as defined in the Indenture, the four fiscal quarter period ending December 31, 2004), and upon certification by RIHC of certain conditions, would be returned to RIHC and could be distributed as a dividend to CRH. This certification was delivered by RIHC, and accordingly on January 20, 2005 the $9.7 million remaining in the liquidity disbursement account was delivered to RIHC. Funds related to the liquidity disbursement account have been earmarked for short term construction projects during 2005, and may be returned to Colony Capital, LLC in 2006.

The CRDA agreed to reimburse certain costs associated with the hotel tower construction, totaling approximately $13.1 million through 2008. Approximately $10.0 million of these reimbursements has been received by RIHC as of September 30, 2005.

Cash Flows from Financing Activities

During the nine months ended September 30, 2005, RIHC borrowed $5.0 million against the Commerce Facility, which was entirely repaid by September 30, 2005. Other debt repayments during the nine months ended September 30, 2005 primarily represent payments made prior to April, 2005 to CIT on loans outstanding under the equipment credit facility.

Other Factors Affecting Liquidity

In June 2002, RIH entered into a $20.0 million credit facility, the proceeds of which were intended to be used for the acquisition of furniture, fixtures, and equipment. RIHC has guaranteed the obligations of RIH under this equipment credit facility. As of September 30, 2005, RIHC had borrowed $14.7 million under the equipment credit facility to purchase furniture, fixtures, and equipment for the New Tower and $4.4 million to purchase additional slot machines to replace existing equipment. The outstanding balance due under this credit facility at September 30, 2005 was $16.0 million. In March 2005, this credit facility was amended to provide for the suspension of principal payments for one year, commencing April 1, 2005; the outstanding principal balance as of September 30, 2005 will be paid in equal monthly installments commencing April 2006 and ending February 2009. In addition, among other things, this facility requires the company to meet certain financial ratios, which were further amended on September 28, 2005, these financial covenants may have an impact on the Company’s ability to borrow in the future.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A. (“Commerce Facility”). The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million. The Commerce Facility requires, among other things, the company to meet certain financial ratios, these financial covenants may have an impact on the Company’s ability to borrow in the future. The Commerce Facility expires on June 30, 2006. There have been $4.5 million of standby letters of credit issued against the Commerce Facility, leaving an availability of $5.5 million as of September 30, 2005. During the nine months ended September 30, 2005, RIHC borrowed $5.0 million against the Commerce Facility all of which has been repaid. There was no outstanding balance as of September 30, 2005.

In June 2002, RIHC entered into a Thermal Energy Services Agreement (the “Agreement”) with an energy supplier. The initial term of the Agreement is 20 years, renewable at the Companies’ option for two additional five year terms. The Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value is estimated at $6.5 million, for which payments during the first six months of 2005 were approximately $170,000, including interest, with the total payments over the 20 year initial term estimated at $9.6 million including interest, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease at September 30, 2005 is approximately $6.1 million.

In March 2004, the Option Land was acquired by RREH in exchange for the issuance of a $40 million note by RREH to KINA. No principal payments are required on the $40 million note until it reaches maturity. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed was initially limited to $20 million increasing by $5 million each year, totaling $25 million at September 30, 2005. In conjunction with the option land purchase transaction, the Option Agreement between RIHC and KINA was terminated. With the termination of the Option Agreement, the lease agreement between KINA and RIH converted to a month-to-month fair market value lease. As part of the option land purchase transaction, the lease was amended to be a triple-net lease and was assigned by KINA to RREH. The amended agreement calls for the following payments: $1.3 million security deposit paid upon closing, offset against lease payments of $205,000 per month through September 2004; $135,833 per month from October 2004 through March 2006; $202,500 per month from April 2006 through March 2008; $302,500 per month from April 2008 through March 2009 and $402,500 per month thereafter. The lease agreement may be terminated by either party upon 30 days notice, with any security deposit remaining upon termination to be refunded to RIH.

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

During the nine months ended September 30, 2005, there were no changes in CRH’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, CRH’s internal controls over financial reporting.

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

B. REPORTS ON FORM 8-K

On September 11, 2005, the Company filed Form 8-K pursuant to Item 12. “Results of Operations and Financial Condition”, accompanied by a copy of the press release announcing the Company’s financial results for the quarter and nine months ended September 30, 2005.

On October 3, 2005, the Company filed Form 8-K for the Sixth Amendment to Amended and Restated Loan and Security agreement between Resorts International Hotel, Inc. and The CIT Group/Equipment Financing, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2005

COLONY RIH HOLDINGS, INC.

By:	/s/ MARK B. LEFEVER
Name:	Mark B. Lefever
Title:	Senior Vice President Finance/CFO (Duly Authorized Officer and Principal Financial Officer)

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

By:	/s/ MARK B. LEFEVER
Name:	Mark B. Lefever
Title:	Senior Vice President Finance/CFO (Duly Authorized Officer and Principal Financial Officer)