Form 10-K
period 2005-12-31
COLONY RIH HOLDINGS INC; RESORTS INTERNATIONAL HOTEL & CASINO INC
filed 2006-03-31
CIK 1141270, 1141271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

COMMON STOCK, PAR VALUE $.01 PER SHARE

(Title of Class)

Indicate by check mark if the registrant is a well-known, seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes    ☐   No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes    ☒   No    ☐

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

Yes    ☐   No    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐   No    ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of Colony RIH Holdings, Inc. and Resorts International Hotel and Casino, Inc. as of March 30, 2006, was $0.

As of March 30, 2006, 38,295 shares of class A common stock and 774,982 shares of class B common stock of Colony RIH Holdings, Inc. were outstanding.

As of March 30, 2006, 100 shares of common stock of Resorts International Hotel and Casino, Inc. were outstanding.

Documents incorporated by reference

Portions of the registrant’s definitive proxy statement for its 2006 annual meeting of stockholders, which will be filed within 120 days after the end of the registrants’ fiscal year ended December 31, 2005, are incorporated by reference into Part III of this Annual Report.

COLONY RIH HOLDINGS, INC.

AND

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

Annual Report on Form 10-K

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This Annual Report contains statements that are, or may be considered to be, ‘forward-looking statements’ within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Statements containing expressions such as “believes,” “anticipates,” “expects” “seeks,” “estimates,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the registrants believe their expectations are based upon reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurances that actual results will not materially differ from expected results. The registrants caution that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Form 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: increased competition in existing markets or the opening of new gaming jurisdictions, a decline in the public acceptance of gaming, the limitation, conditioning or suspension of any of the registrants’ gaming licenses, increases in or new taxes imposed on gaming revenues or gaming devices, a finding of unsuitability by regulatory authorities with respect to the registrants’ officers, directors or key employees, loss or retirement of key executives, adverse economic conditions in the registrants’ key markets, severe and unusual weather in Atlantic City, and leverage and debt service. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The registrants undertake no obligation to publicly release any revision to such forward-looking statements to reflect events or circumstances after the date thereof.

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

RIHC and KINA, formerly Sun International North America, Inc., a Delaware corporation, and GGRI, Inc. (“GGRI”), a Delaware corporation, entered into a purchase agreement, dated as of October 30, 2000, as amended, (the “Purchase Agreement”). Pursuant to the Purchase Agreement, RIHC acquired all of the capital stock of RIH, the Warehouse Assets (as defined in the Purchase Agreement) and all of the capital stock of New Pier Operating Company, Inc. (“New Pier”), a New Jersey corporation, (collectively, the “Acquisition”), on April 25, 2001 for approximately $144.8 million. In conjunction with the Acquisition, RIHC borrowed $82.0 million under an Amended and Restated Credit Agreement, dated April 25, 2001, from the lenders named therein (the “Credit Facility”) and CRH issued a $17.5 million note to KINA (the “Seller Note”). These debts were retired in March 2002 in conjunction with the issuance of $180 million of first mortgage notes (see “The Expansion”).

On March 27, 2006, Audrey S. Oswell resigned, effective May 1, 2006, from her positions as President and Chief Executive Officer of CRH, RIHC and RIH.

The Company’s executive offices are located at 1133 Boardwalk, Atlantic City, New Jersey 08401. The telephone number is (609) 344-6000. The Company’s website is www.Resortsac.com.

In addition to this annual report on Form 10-K, the Companies file periodic and current reports, proxy statements and other information with the SEC. A copy of these documents may be obtained free of charge upon written request to: Resorts International Hotel and Casino, Inc., 1133 Boardwalk, Atlantic City, New Jersey 08401. You may also read and copy any document the Companies file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, or by calling the SEC at (800) SEC-0330. These documents also may be accessed through the SEC’s home page on the Internet, www.sec.gov.

Overview

RIHC, through its ownership of RIH, owns and operates Resorts, a casino hotel in Atlantic City, New Jersey, which offers casino gaming and other amenities.

In May 1978, Resorts commenced operations as the first casino hotel in Atlantic City. This was accomplished by the conversion of the former Haddon Hall Hotel, a classic hotel structure originally built in the early 1900’s, into a casino hotel. Resorts Atlantic City has set the standard for casino gaming and entertainment since opening as the East Coast’s first casino on May 26, 1978.

Resorts Atlantic City is situated on 11 acres of land with approximately 310 feet of Boardwalk frontage overlooking the Atlantic Ocean. Resorts offers guests 878 hotel rooms and suites in two hotel towers: the oceanfront 15-story Ocean Tower, and the 27-story luxury Rendezvous Tower. On September 4, 2002, RIHC decommissioned the 166-room Atlantic City Tower to begin construction in November 2002 of a 27-story hotel tower on the same site. The expansion was substantially completed on June 16, 2004. The 27-story Rendezvous Tower opened on July 2, 2004, adding 399 hotel rooms, including 42 suites and the new Grand Lobby to the property. The new tower expanded on Resorts’ existing décor, a style that embraces the elegance, class and sophistication of Atlantic City’s heritage. Guest rooms range in size from 512 to 576 square feet, making them the largest standard rooms in Atlantic City by almost 100 square feet. The 42 suites range in size from 1,090 – 1,150 square feet and are situated on the top six floors offering spectacular panoramic ocean views. All guest rooms feature oversized bathrooms accented with imported marble, walk-in showers, double vanities, make-up tables, and additional amenities.

With the completion of the new luxury Rendezvous Tower, Resorts also added 26,043 square feet of additional gaming space for a total of 99,951 square feet. Approximately, 2,870 slot machines include multi-coin video games, video poker, classic reel machines, and EZ Cash, an easy ticket-in/ticket-out way to play. Resorts also offers premium players a semi-private gaming experience in the Platinum Place, where they can try their luck at their favorite machines ranging from $1 to $100.

Resorts Atlantic City is located at the northern end of the famed Boardwalk in Atlantic City. Neighboring Trump Taj Mahal Casino Resort and Showboat Hotel and Casino are connected to Resorts via enclosed pedestrian bridges, making it easy for guests to walk from property to property without going outdoors. The remaining nine Atlantic City casino hotels are located approximately one-half mile to one and one-half miles to the south on the Boardwalk or, to the west, in the Marina District of Atlantic City.

Facilities Overview

Gaming. The gaming floor has been greatly enhanced with the opening of the New Tower and related additional gaming space and gaming positions. As of December 31, 2005, Resorts contained 2,872 slot machines, and 80 table games, which include thirty-six blackjack tables, ten roulette tables, six craps tables, and other specialty games such as Caribbean Stud, Baccarat, Mini-Baccarat, Big Six, Let It Ride, Three-Card Poker, Four-Card Poker, Texas Hold’em Bonus Poker, Double Attack Blackjack, Pai Gow, Pai Gow Poker, and Spanish Twenty-One. The Simulcast Casino gives players the opportunity to wager on horse racing action throughout the country. Resorts also features the comforts and exclusivity of two high-limit table game areas for those who enjoy higher stakes. Additionally, there are six poker tables on the casino floor.

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

Management believes the quality of its restaurants gives Resorts a competitive advantage over other casinos in Atlantic City, as it features several restaurants catering to differing customer tastes and price points. Resorts-owned restaurants include: Capriccio, Asian Spice, Camelot Steakhouse, Beach Ball Deli, Breadsticks, the Boardwalk Buffet, an all-you-can-eat buffet, and Boardwalk Perks, a coffee and pastry shop.

With a capacity to seat 1,400 patrons in approximately 18,000 square feet of space, the primary purpose of Resorts’ Superstar Theater is to attract patrons to the casino. The theater is used to enhance the casino’s image as an entertainment facility offering some of the best entertainment in Atlantic City. Recent acts which we believe target our core customer base include: Tom Jones, Smokey Robinson, Don Rickles, Jerry Seinfield and Kathy Griffin. During 2005, Resorts also operated two additional entertainment venues, the 300-seat Screening Room, used for off-Broadway-style shows, and a 200-seat room which was used to present a comedy club.

New projects completed since the opening of the Rendezvous Tower include the addition of the 25 Hours casino bar. Located on the casino floor, just steps away from the hotel lobby, 25 Hours delivers a supple European vibe, wildly shaken martini classics as well as innovative concoctions.

In late 2005, Resorts welcomed the arrival of Gallagher’s Steakhouse and the Luna Lounge. Gallagher’s features traditional dry-aged steaks and seafood favorites prepared on their famous open flame mesquite grill. Founded in 1927 on West 52 Street in New York City, Gallagher’s brought a new dimension to American cuisine: Broadway’s first steakhouse and where the “New York Strip” steak was first served. Gallagher’s Steakhouse at Resorts is part of the Ark Restaurant family, which operates distinctively designed restaurants in New York City, Las Vegas, and Washington, D.C.

Located across from Gallagher’s Steakhouse is the Luna Lounge, a modern interpretation of a lounge with a sophisticated atmosphere. The bar is lined in exotic palm trees, features an illuminated onyx counter, plush couches and chairs, with bar and table seating.

Other amenities include a full service salon and spa which offers an array of beauty and body treatments from massages to makeovers, as well as a gym facility and indoor/outdoor pool which is open year-round.

Parking. A multi-level parking garage that is connected to Resorts is used for patrons’ self-parking and accommodates approximately 700 vehicles. Additional adjacent properties, consisting of approximately 7.9 acres, which are owned by RREH, provide parking for approximately 700 vehicles and valet parking for approximately 450 vehicles. See “Option Land” and “Item 2. Properties.”

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

On September 4, 2002, CRH decommissioned the 166-room Atlantic City Tower and began construction in November 2002 of the New Tower. From the proceeds of the sale of the First Mortgage Notes, $89.4 million was deposited in a construction disbursement account for use in construction of the New Tower. Additionally, the New Jersey Casino Reinvestment Development Authority (“CRDA”) agreed to reimburse RIHC for certain costs for the construction of the New Tower totaling approximately $12.3 million through 2008, of which $9.2 million was received in 2003, $0.8 million was received in 2004, $0.5 million was received in 2005 and approximately $1.8 million is expected to be received in the aggregate from 2006 through 2008. The CRDA will also make an additional $1.5 million available for expenses incurred in connection with public improvements relating to the construction of the New Tower. In June 2002, RIH entered into a $20.0 million credit facility, the proceeds of which were used for the acquisition of furniture, fixtures and equipment. RIHC has guaranteed the obligations of RIH under this equipment credit facility. As of December 31, 2005, the Companies had used $14.7 million of the equipment credit facility to purchase furniture, fixtures and equipment for the New Tower and $4.5 million to purchase additional slot machines. In November 2002, RIHC also entered into a $10.0 million revolving credit facility (the “Commerce Facility”). There was no outstanding balance on the Commerce Facility at December 31, 2005. However, $5.4 million of standby letters of credit have been issued against the Commerce Facility related to insurance obligations of the Company, leaving an availability of $4.6 million as of December 31, 2005.

The expansion is a key component in continuing the Company’s strategy of growing its core customer base. Prior to the opening of the New Tower, management believed that there existed a significant disparity in the quality of amenities offered by the two existing hotel towers, which constrained its ability to attract and retain higher-margin; mid-level slot players and mid-level table game players (see “Business Strategy and Marketing Overview”).

Hotel rooms and suites in the new Rendezvous Tower are among the largest in Atlantic City. Rooms in the Ocean Tower, a classic hotel structure constructed in the 1920’s, were completely renovated in 1999.

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

Business Strategy and Marketing Overview

Resorts offers its customers a full range of table games and slot machines. During the construction of the New Tower and in the months following, the mix of table games and slot machines had been modified and expanded. Resorts remains committed to offering a wide variety of slot machine denominations and up-to-date themes. In conjunction with the construction of the New Tower, additional slot machines were installed and the existing floor was redesigned and substantially replaced with new themed slots and multi-denominations that offer Ticket-In/Ticket-Out and EFT (Electronic Funds Transfer) compatibility. Management of the Company believes that having the correct slot machine mix is critical to retaining the mid- to high-level slot player.

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

Resorts’ marketing programs are focused to maintaining its loyal customer base, through the efficient use of player information. Additionally, Resorts continually looks to expand its core customer base through its marketing programs. The New Tower has positioned Resorts to offer high quality hotel rooms and suites to attract new customers. In addition, the development of supplemental services, such as Gallagher’s Steakhouse, 25 Hours Bar, Luna Lounge and increased entertainment options are used to attract new customers to the property.

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

The Atlantic City market has demonstrated continued and steady growth, despite several recessions and the recent proliferation of new gaming jurisdictions, including those in Delaware and Connecticut. Atlantic City gaming revenues in 2005 increased 4.4% over 2004 levels, with casino revenues reaching a record $5.02 billion for 2005. Resorts competes directly with 11 other casino hotels in Atlantic City. The Atlantic City casino market, as of December 31, 2005, contained approximately 15,250 hotel rooms and suites and 1.49 million square feet of gaming area, including simulcast betting and poker rooms.

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

Table games have grown in popularity with an increase in poker and other types of table games. This trend is evidenced by a 383-unit (31.3%) increase in table game units in the Atlantic City market from 1,223 units in 2004 to 1,277 units in 2005. Slot play continues to be popular with Atlantic City gaming patrons. This popularity is partially due to technological improvements such as “coinless” slot machines, bill and coupon acceptors, video poker, and themed slot machines that have increased convenience and entertainment value. Additionally, slot machines tend to generate higher margins than table games, and Atlantic City gaming operators have correspondingly, over the years, increased the number of slot machines. However, the number of slot machines actually declined from 2004 levels by approximately 374 units (.9%), to 41,231 units in 2005 due to the efficiencies noted above.

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

Significant private and public investment in the Atlantic City market has been made over the past few years. In 1984, the New Jersey State Legislature created the CRDA, the state agency that levies a 1.25% tax on gross gaming revenues and oversees the expenditure of such funds to rebuild Atlantic City through an organized master plan (see “Regulation and Gaming Taxes and Fees—License Fees, Taxes and Investment Obligations”). Some of the most significant improvements to Atlantic City as a result of this initiative include:

•	the construction of the $268.0 million Atlantic City Convention Center;

•	the $84.0 million renovation of the entrance to the Atlantic City Expressway;

•	the $330.0 million Atlantic City Tunnel project connecting the Atlantic City Expressway to the Marina District;

•	$225.0 million in CRDA housing;

•	the construction of a $14.5 million minor league baseball stadium;

•	the $90.0 million refurbishment of the Boardwalk Convention Center Hall into a special events venue; and

•	the $76.0 million, 300,000 square foot retail and entertainment complex, “The Walk”, located adjacent to the Atlantic City Convention Center.

Several gaming operators have announced new development or expansion projects which management believes will continue to attract new, higher-margin customers and alleviate hotel room and suite inventory constraints. The most significant addition to the Atlantic City market was the completion by Boyd Gaming Corporation and MGM Mirage, Inc. of a resort complex located in the Marina District, the Borgata Hotel Casino and Spa (the “Borgata”), which opened in July 2003. The Borgata has helped attract a younger gaming customer and is expected to increase the size and profitability of the overall market in the long term. Additionally, several other Atlantic City properties have recently completed, are currently undergoing renovations, or have recently announced projects including:

•	The Atlantic City Tropicana’s $285.0 million expansion included construction of an additional 502 hotel rooms and a 200,000 square foot retail, dining and entertainment complex, named “The Quarter”, which opened for business in the fourth quarter of 2004. In October 2005, Aztar Corp. announced a two phase expansion plan for the Tropicana. Phase one includes refurbishing rooms, and 750 new slot machines to be completed in June 2006. The second phase features more room improvements and upgrading table games. The second phase is slated for completion in the spring of 2007

•	The Showboat Atlantic City and the House of Blues completed a $65 million project that included its complete renovation of the Boardwalk façade. The project also included a 2,200 seat concert venue, House of Blues-themed casino and poker areas, a House of Blues restaurant, a House of Blues night club, a House of Blues beach bar, a House of Blues retail store, and private House of Blues Foundation Room club, and two floors of House of Blues-themed suites. The House of Blues opened in June 2005.

•	Caesars Entertainment completed the construction of a $75 million, 3,200-space parking garage to serve The Walk, Caesars Bally’s casino, Caesars casino, the Pier at Caesars, and the Atlantic City Medical Center. This garage opened in June 2005. There are preliminary plans to construct a 1,000 room hotel tower on top of the garage, however, no timetable is set for the hotel tower.

•	Caesars Entertainment is also proceeding with the construction of a $175 million upscale retail, dining and attractions complex will be known as The Forum Shops at Caesars. The Forum Shops at Caesars are scheduled to open in the spring of 2006.

•	The first phase of Borgata’s $525 million expansion is scheduled to open in the spring of 2006. The $200 million first phase includes additional casino space with 500 slot machines, 36 table games and an 85 table poker room. The $325 million second phase will include a hotel tower which will be called The Water Club at Borgata. The Water Club is scheduled to open during the fourth quarter of 2007 and will include 800 guest rooms and suites, a two story 36,000 square foot spa in the sky, 18,000 square feet of meeting space and six retail shops. The Water Club will have two indoor pools and two outdoor heated pools open year round.

•	Harrah’s Entertainment has begun their expansion project at Harrah’s Atlantic City. The $550 million upgrade is expected to include a 964 room hotel tower. The new tower will also feature 183 suites and 13 exclusive high roller suites. The expansion will increase Harrah’s room inventory to close to 2,600. The expansion will also include a 172,000 square foot retail and entertainment complex. The entertainment and retail center is expected to open by the end of 2006, while the new hotel tower is scheduled to open in the second quarter of 2008.

•	$110 million upgrade has been announced by Trump Entertainment Resorts for its three Atlantic City properties. The plans include the construction of an 800 room hotel tower at Taj Mahal. The project is scheduled to be completed in 2008.

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

Resorts will face competition from gaming in Pennsylvania which approved legislation permitting 61,000 slots at 14 locations, seven being horse tracks. As of the end of 2005, several gaming companies have submitted applications to run slot parlors or racetracks with slots in Pennsylvania. The awarding of licenses is scheduled to take place sometime in summer or early fall, 2006.

•	Harrah’s Entertainment is developing a horse track and slot facility in Chester, near Philadelphia, which is tentatively scheduled to open in 2007.

•	Trump Entertainment is proposing a $350 million facility to be located in the Nicetown section of Philadelphia.

•	Planet Hollywood is also interested in Philadelphia as a location.

•	Boyd Gaming has plans for a $325 million slot parlor in Limerick, Pa., which is outside of Philadelphia.

•	Aztar Corp. is considering a $325 million slot parlor in Allentown

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

Two Native American-owned gaming properties in Connecticut that compete directly with Atlantic City for gaming patrons are the Foxwoods Resort and Casino and the Mohegan Sun Resort. In addition, the Seneca Niagara Casino opened on December 31, 2002 in Niagara Falls, New York. Plans for another Seneca casino in Buffalo, New York are being discussed. Other Native American nations are seeking, or have received federal recognition and land and are negotiating gaming compacts in New York, Rhode Island, Connecticut and other states on the Eastern seaboard, which could further increase competition for gaming customers.

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

Gaming Credit Policy

Resorts extends credit to selected gaming customers, primarily in order to compete with other casino hotels in Atlantic City that also extend credit to customers. Credit play represented approximately 22% of table game volume at Resorts in 2005, 21% in 2004 and 22% in 2003. RIH’s gaming receivables, net of allowance for uncollectible amounts, were $5.1 million as of December 31, 2005, $3.9 million as of December 31, 2004 and $3.7 million as of December 31, 2003. The collectibility of gaming receivables has an effect on results of operations and management believes that overall collections have been satisfactory. Atlantic City gaming debts are enforceable under the laws of New Jersey and certain other states, although it is not clear whether other states will honor this policy or enforce judgments rendered by the courts of New Jersey with respect to such debts.

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

Employees

As of December 31, 2005, Resorts had approximately 2,800 employees, including approximately 700 casino employees, 700 food and beverage employees, 170 security employees, 350 administrative support employees, 400 hotel employees, 350 marketing and entertainment employees, 100 facilities employees, 50 parking employees and a senior management team of approximately 12 members. All employees have completed the Company’s customer service program which reinforces high level of service and professionalism within their respective areas.

Management believes that its employee relations are satisfactory. Approximately 1,200 of the employees are represented by unions. Of these employees, approximately 900 are represented by the Hotel Employees and Restaurant Employees International Union Local 54, whose contract was renewed in November 2004, after a month-long strike, for a term of five years. There are several union contracts covering other union employees, and three contracts are in current negotiation, representing 128 members in operating engineers, painters and carpenters.

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

Casino License. A casino license is initially issued for a term of one year. The license period for a casino license renewed after April 30, 2004, shall be up to five years, but the NJCCC may reopen licensing hearings at any time. The NJCCC shall act upon any such application prior to the date of expiration of the current license. A license is not transferable and may be conditioned, revoked or suspended at any time upon proper action by the NJCCC. Upon renewal of any license the commission shall issue an appropriate renewal certificate or validating device or sticker which shall be attached to each casino license.

In January 2004, the casino license of RIH was renewed for the four-year period ending January 31, 2008, in accordance with renewals issued prior to May 2004.

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

The following table summarizes, for the periods shown, the cost to RIH of the various fees, taxes and contributions assessed by the NJCCC:

	For the Year Ended December 31,
	2005	2004	2003
	($ in thousands)
Gaming tax	$21,809	$20,251	$18,608
Investigation, inspection, and other fees	3,211	2,907	3,476
Slot license fees	1,488	1,425	1,275
Casino net profits tax	350	350	175
New Jersey race track subsidy	373	173	—
Other taxes and fees	1,027	1,018	850

Total	$28,258	$26,124	$24,384

The amended NJCCA requires a licensee to satisfy its investment obligation by purchasing bonds to be issued by the CRDA or by making other investments authorized by the CRDA, in an amount equal to 1.25% of a licensee’s gross revenue. If the investment obligation is not satisfied, then the licensee will be subject to an investment alternative tax of 2.5% of gross revenue. Licensees are required to make quarterly deposits with the CRDA against their current year investment obligations. RIH’s investment obligations amounted to $3.3 million for 2005, $3.2 million for 2004, $3.0 million for 2003 and have been satisfied by deposits made with the CRDA. At December 31, 2005, RIH held $6.9 million face amount of bonds issued by the

CRDA and had $8.6 million on deposit with the CRDA, the majority of which has been pledged for specific projects. The CRDA bonds issued through 2005 have interest rates ranging from 3.5% to 7.0% and have repayment terms between 20 and 50 years.

CRDA Funds. The CRDA is a public body of the State of New Jersey established pursuant to P.L. 1984, c218, as amended and supplemented (the “CRDA Act”). Resorts has entered into a Credit Agreement with the CRDA pursuant to the CRDA Act for funding pursuant to NJAC 19:65-1.1 et seq. Pursuant to Resolution 97-90, adopted on April 15, 1997, the hotel expansion was determined to be an approved project in accordance with the CRDA Act. As such, through 2008, Resorts will receive funds from the CRDA’s AC Fund and South Jersey Fund of approximately $12.3 million in reimbursement payments for approved invoices resulting from the construction of the New Tower.

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

Item 1A. Risk Factors

The Company is subject to extensive governmental regulation and taxation policies, the enforcement of which could have an adverse impact our business, financial condition and results of operations.

The Company is subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in New Jersey have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could adversely impact our business, financial condition and results of operations. From time to time, individual jurisdictions have also considered legislation or referendums, such as bans on smoking in casinos and other entertainment and dining facilities, which could adversely impact our operations. The likelihood or outcome of similar legislation and referendums in the future cannot be predicted.

From time to time, various state and federal legislators and officials have proposed changes in tax laws, or in the administration of such laws, including increases in tax rates, which would affect the industry. If adopted, such changes could adversely impact our business, financial condition and results of operations.

Servicing our indebtedness will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future. CRH is a holding company and RIHC conducts substantially all of its operations through its subsidiaries. As a result, our ability to meet our debt service obligations substantially depends upon our subsidiaries’ cash flows and payments of funds to us by our subsidiaries. This ability, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Concentration of our cash flow in one property exposes us to certain risks that certain competitors may be in a better situation to control, due to their geographic and market diversity.

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our Line of Credit will be adequate to meet our liquidity needs for the foreseeable future. There can be no assurances, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Line of Credit in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The terms of the Company’s CIT Facility and Commerce Facility require the Company to maintain certain financial covenants calculated on a quarterly basis as defined in the respective loan agreements. The CIT Facility was amended on March 30, 2005 and September 28, 2005 and the Commerce Facility was amended on June 28, 2005. Absent these amendments, we would have been in violation of certain of these financial covenants contained in each of these facilities. During March 2006, the CIT Facility and Commerce Facility were further amended. Without the amendments, we would have not been in compliance with the financial covenants in each of the respective facilities at December 31, 2005. In connection with the amendments, the financial covenants were modified on a prospective basis.

The indenture on our First Mortgage Notes contains cross-default provisions whereby the acceleration of any indebtedness in an aggregate of $5.0 million or more prior to its scheduled maturity constitutes an event of default under the First Mortgage Notes Indenture.

There can be no assurances that we will be successful in meeting our financial covenants on a prospective basis or obtaining waivers and amendments in the future if we were not in compliance with the terms of our CIT Facility and Commerce Facility.

Acts of terrorism and war and natural disasters may have a negative impact our future profits.

Terrorist attacks and other acts of war or hostility have created many economic and political uncertainties. We cannot predict the extent to which terrorism, security alerts or war, or hostilities in Iraq will continue to directly or indirectly impact our business and operating results. As a consequence of the threat of terrorist attacks and other acts of war or hostility in the future, premiums for a variety of insurance products have increased, and some types of insurance are no longer available. Given current conditions in the global insurance markets, the Company is predominately uninsured for losses and interruptions caused by terrorist acts and acts of war. If any such event were to affect our properties, we would likely be adversely impacted.

In addition, natural disasters could also have an adverse impact our business and operating results In most cases, we have insurance that covers portions of any losses from a natural disaster, but it is subject to deductibles and maximum payouts in many cases. Although we may be covered by insurance from a natural disaster, the timing of our receipt of insurance proceeds, if any, is out of our control as well as the ability to obtain insurance coverage in the future, which may adversely affect our financial position.

Work stoppages and other labor problems could have a negative impact our future profits.

Some of our employees are represented by labor unions. A lengthy strike or other work stoppage at our casino could have an adverse effect on our business and results of operations. From time to time, we have also experienced attempts to unionize certain of our non-union employees. While these efforts have achieved only limited success to date, we cannot provide any assurance that we will not experience additional and more successful union activity in the future.

If The Company is unable to effectively compete against our competitors, our profits will decline.

The gaming industry is highly competitive and our competitors vary considerably by their size, quality of facilities, number of operations, brand identities, marketing and growth strategies, financial strength and capabilities, level of amenities, management talent and geographic diversity. We also compete with other non-gaming resorts and vacation areas, and with various other entertainment businesses.

Item 1B. Unresolved Staff Comments

None

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

RIHC also owns an approximate 5.5 acre Atlantic Ocean pier site, 2.0 acres of which contained the former Steeplechase Pier. The pier has been removed and RIHC possesses current federal and state permits to construct a new pier on a portion of the 5.5 acre site, although no decision has been made at this time to develop this location. Current Atlantic City zoning ordinances permit casinos, hotel rooms and ancillary amusements on five of the City’s pier sites, including this site.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

No established public trading market exists for either CRH’s or RIHC’s common equity. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in either of CRH’s or RIHC’s common equity.

As of March 30, 2006, CRH has two holders of record of each of its class A common stock, par value $.01 per share, and class B common stock, par value $.01 per share. RIHC is a wholly owned subsidiary of CRH.

Neither CRH nor RIHC has ever paid a dividend on its common stock, nor do they anticipate paying any dividends in the foreseeable future. Certain funds received upon issuance of the First Mortgage Notes were deposited into a construction disbursement account for use in connection with construction of the New Tower. Under the terms of the Disbursement Agreement, dated March 22, 2002, funds remaining in the liquidity disbursement account after the final Test Period (as defined in the Indenture, the four fiscal quarter periods ending December 31, 2004) , and upon certification by RIHC of certain conditions, would be returned to RIHC and could be distributed as a dividend to CRH. This certification was delivered by RIHC, and accordingly on January 20, 2005 the $9.7 million remaining in the liquidity disbursement account was delivered to RIHC. As of March 30, 2006, the remaining $4.0 million of funds have not been distributed as a dividend to CRH. The Indenture contains restrictions on the payment of dividends or other distributions by RIHC and its restricted subsidiaries. In addition, Section 1.05 of the NJCCA prohibits CRH from paying dividends to any person who is disqualified by the NJCCC.

Neither CRH nor RIHC repurchased any shares of its common equity in 2005.

Item 6. Selected Financial Data.

The following table sets forth the selected financial data of CRH and its Predecessor, RIH, as of and for each of the periods indicated. The selected financial data of RIH for the period from January 1, 2001 to April 24, 2001 (pre-acquisition period) are derived from RIH’s financial statements, which have been audited by Ernst & Young LLP. The selected financial data of CRH as of December 31, 2005, 2004, 2003, 2002, and 2001 and for the years ended December 31, 2005, 2004, 2003, and 2002 and for the period from April 25, 2001 to December 31, 2001 (post-acquisition period) are derived from CRH’s financial statements, which have also been audited by Ernst & Young LLP.

	Year ended December 31,				Period from April 25, 2001 to December 31, 2001	Period from January 1, 2001 to April 24, 2001
	2005	2004	2003	2002
	(Successor)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)
	($ in thousands)
Revenues:
Casino	$268,074	$247,842	$230,135	$259,208	$168,687	$72,417
Lodging	23,352	18,341	11,163	13,031	10,083	3,996
Food and beverage	24,282	23,387	22,079	24,649	17,880	6,977
Other	6,021	8,439	6,496	6,488	4,169	1,523
Less: promotional allowances	(75,372)	(67,123)	(54,426)	(66,664)	(42,564)	(17,995)

Total net revenues	246,357	230,886	215,447	236,712	158,255	66,918
Costs and expenses:
Casino	127,636	117,425	117,156	123,616	84,620	35,987
Lodging	4,813	3,360	1,318	1,672	1,970	913
Food and beverage	9,327	10,743	11,721	12,564	9,228	3,639
Other operating	30,613	28,585	25,686	25,557	16,683	8,292
Selling, general and administrative	40,728	39,085	30,983	36,769	21,526	10,492
Depreciation and amortization	20,657	16,837	9,993	10,160	5,412	5,325
Pre-opening	—	2,722	—	—	—	—

Total costs and expenses	233,774	218,757	196,857	210,338	139,439	64,648
Operating income	12,583	12,129	18,590	26,374	18,816	2,270
Interest expense, net	(25,049)	(19,073)	(17,838)	(17,104)	(5,625)	(7,163)
Other income (expenses), net	28	1,255	(281)	182	(408)	—
Loss on extinguishment of debt	—	—	—	(3,378)	—	—

(Loss) income before income taxes	(12,438)	(5,689)	471	6,074	12,783	(4,893)

(Benefit) provision for income taxes	(2,167)	(1,551)	1,727	3,197	5,046	—

Net (loss) income	$(10,271)	$(4,138)	$(1,256)	$2,877	$7,737	$(4,893)

	December 31,
	2005	2004	2003	2002	2001
	($ in thousands)
Balance Sheet Data:
Cash and cash equivalents	$25,830	$31,975	$28,417	$32,989	$15,363
Total assets	354,208	363,157	302,686	309,354	179,144
Long-term debt, less current portion	234,224	233,951	183,281	183,008	88,502
Shareholders’ equity	68,747	79,018	83,156	84,435	48,429

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

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

The following discussion and analysis as well as the associated tables are based on the financial statements of RIHC. The financial statements of CRH and RIHC are materially similar with certain differences related to the following:

•	the financial statements of CRH include the financial statements of RREH, which acquired the Option Land on March 18, 2004 and issued a $40 million note to KINA in payment thereof;

•	the financial statements of CRH classify certain equity instruments separately from shareholders’ equity as redeemable common stock in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances; and

•	the financial statements of RIHC include intercompany rent for the Option Land properties that RIHC pays to RREH. The intercompany rent is eliminated in the consolidation of RIHC and RREH into CRH’s financial statements.

A reconciliation of selected financial information between RIHC and CRH is as follows:

Assets

	December 31,
	2005	2004
	($ in thousands)
Total assets of RIHC	$312,506	$321,696
Basis of Option Land acquired	41,458	41,616
Other	244	(155)

Total assets of CRH	$354,208	$363,157

Liabilities

	December 31,
	2005	2004
	($ in thousands)
Total liabilities of RIHC	$240,667	$239,503
Note payable, plus accrued interest	40,468	40,400
Income taxes payable	451	361
Redeemable common stock	3,875	3,875

Total liabilities of CRH	$285,461	$284,139

Equity

	December 31,
	2005	2004
	($ in thousands)
Total shareholder’s equity of RIHC	$71,839	$82,193
Redeemable common stock	(3,875)	(3,875)
Intercompany rent	3,312	1,461
Interest expense	(2,168)	(400)
Income tax expense	(361)	(361)

Total shareholders’ equity of CRH	$68,747	$79,018

Net loss

	Year ended December 31,
	2005	2004	2003
	($ in thousands)
Net loss of RIHC	$(10,354)	$(4,838)	$(1,256)
Intercompany rent	1,851	1,461	—
Interest expense	(1,768)	(400)	—
Income tax expense	—	(361)	—

Net loss of CRH	$(10,271)	$(4,138)	$(1,256)

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

Although significant improvement was reflected in the Company’s operating results beginning in the third quarter of 2000 and continuing through the end of 2002, operating results for 2003 were unfavorably impacted by many factors, most notably the disruption resulting from construction of the New Tower and the resulting loss of hotel rooms and gaming capacity during the construction. However, with the opening of the New Tower, operating results for 2004 were positively impacted. Operating income increased $1.4 million, from $12.1 million in 2004 to $13.5 million in 2005. Management is focused on continuing efforts to position the Company to capitalize on that impact going forward.

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

RIHC also considers “EBITDA” to be a key indicator of its performance. EBITDA represents RIHC’s earnings before interest expense, taxes, depreciation and amortization costs, pre-opening costs incurred in connection with the New Tower, and other non-cash items. Management believes that EBITDA is a commonly used measure of performance in the gaming industry, and uses it as the primary measurement in evaluating management’s operating performance. EBITDA should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles, or “GAAP”) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with GAAP. Not all companies calculate EBITDA in the same manner. The following table reflects a reconciliation of RIHC’s EBITDA, as defined in the Indenture, to net income as determined in accordance with GAAP for the periods noted:

	Year ended December 31,
	2005	2004	2003
	($ in thousands)
Net loss	$(10,354)	$(4,838)	$(1,256)
Add: Interest expense	23,944	19,195	19,133
Provision (benefit) for income taxes	(2,167)	(1,912)	1,727
Depreciation and amortization	20,657	16,837	9,993
Pre-opening expense	—	2,722	—
(Gain) loss on disposal of assets	(28)	(1,255)	61
Non-cash value of stock compensation	—	—	(23)

EBITDA	$32,052	$30,749	$29,635

Operating Results

Various events have had a significant impact on Resorts’ operations over the last three years. The most notable of these are as follows:

•	The decommissioning of the 166-room Atlantic City Tower in September 2002 for the construction of the new 27-story hotel tower. The loss of hotel rooms and associated decrease in gaming space had a significant negative impact on operations during 2003;

•	Certain regional and national events, including severe weather conditions, the war in Iraq, and the general economic conditions impacted results during 2003, and a 33-day labor strike during the fourth quarter of 2004; and

•	Resorts construction and opening of the New Tower was successfully completed in the second quarter of 2004.

•	Continued construction on the retail corridor which connects the new lobby with the Ocean Tower and which opened in January 2006.

Revenues

	Year ended December 31,
	2005	% change	2004	% change	2003
	($ in thousands)
Casino revenues:
Slots	$197,767	8.3%	$182,552	7.2%	$170,307
Table games	69,052	8.1%	63,868	9.5%	58,307
Other	1,255	(11.7%)	1,422	(6.5%)	1,521

Total casino revenues	268,074	8.2%	247,842	7.7%	230,135
Non-casino revenue:
Lodging	23,352	27.3%	18,341	64.3%	11,163
Food and beverage	24,282	3.8%	23,387	5.9%	22,079
Entertainment, retail and other	6,021	(28.7%)	8,439	29.9%	6,496

Total non-casino revenues	53,655	7.0%	50,167	26.2%	39,738
Less: promotional allowances	(75,372)	12.3%	(67,123)	23.3%	(54,426)

Total net revenues	$246,357	6.7%	$230,886	7.2%	$215,447

Net Revenues in 2005, increased 6.7%, or $15.5 million, compared to 2004, primarily as a result of an increase in gaming and hotel volumes offset by a decrease in entertainment revenues and an increase in promotional expenses related to the increase in gaming and hotel volumes. These increases were a direct result of the full year of operations with the New Tower and related gaming space, which opened June 2, 2004.

Net Revenues in 2004, increased 7.2%, or $15.4 million, compared to 2003, primarily as a result of an increase in gaming, entertainment, and hotel volumes offset by an increase in promotional expenses related to the increase in gaming, entertainment and hotel volumes. These increases were a direct result of the opening of the New Tower and related gaming space in June, 2004, and the addition of 399 hotel rooms.

The increase in slot revenue for 2005 compared to 2004 was a result of an increase in the slot handle of $106 million to $ 2.4 billion and an increase in the slot hold percentage to 8.2% from 7.8% in 2004. The increase in volume was related to a full year of operations of the New Tower in 2005, compared to a half year of operations in 2004. The increase in the slot hold percentage was a direct result of the increase in play of low denomination new slot games which have become popular with casino customers. Our low denomination slot games generally have a higher hold percentage than other slot games.

The increase in slot revenue for 2004 compared to 2003 was a result of the increase in the slot handle of $122 million to $2.3 billion. The increase in volume was related to the opening of the New Tower and related gaming space in June 2004, and the direct result of the new games and improved slot technology, including “coinless” slots.

The increase in table games revenue for 2005 compared to 2004, was a result of the increase in the table drop of $ 56.5 million to $ 470 million, offset by a decrease in the table hold percentage to 14.5% from 15.4% in 2004. The increase in volume was related to a full year operations of the New Tower in 2005, compared to a half year of operations in 2004, the introduction of an Asian Bus program during the year, and the continued increase in the number of table games throughout the year due to the resurgence of table game play.

The increase in table games revenue for 2004 compared to 2003 was a result of an increase in the table drop of $30 million to $414 million, and a slight increase in the table hold percentage to 15.4% from 15.2% in 2004. The increase in volume was related to opening of the New Tower in June 2004.

The decrease in Other Gaming Revenues, which are simulcast racing revenues, was a result of the relocation and down sizing of the simulcast area in 2002 and less emphasis placed on this gaming venue.

The increase in lodging revenues for 2005, compared to 2004, was a result of the increase in occupied rooms, to 261,000 rooms from 205,000 rooms in 2004, as a result of the full year of operations from the New Tower. Also contributing to the increase in lodging revenues was a slight increase in the average room rate to $89.55 from $89.35.

The increase in lodging revenues for 2004, compared to 2003, was a result of the increase in occupied rooms, to 205,000 rooms from 163,000 rooms in 2003, as a result of the opening of New Tower in June of 2004.

The increase in food and beverage revenues for 2005, compared to 2004, was a result of the increase in the average check to $15.87 from $14.77, offset by the reduction in the number of covers. The reduction in the number of covers resulted from the closing of the buffet in December of 2004, through May of 2005, and weekends only in June 2005, and returning to a full lunch/dinner schedule in July of 2005. Additionally, our Deli was closed in September 2005.

The increase in the food and beverage revenues for 2004, compared to 2003, was a result of the increased traffic in the property with the opening of the New Tower in June 2004.

The decrease in entertainment, retail and other revenue for 2005, compared to 2004, of 28.7%, or $2.4 million, was a result of the replacement of the nightly comedy club with a “four-wall” operation, a reduction in the number of headliner acts and outsourcing of our gift shop in late 2004.

The increase in retail and other revenue for 2004, compared to 2003, was a result of an increase in the number of headliner acts, miscellaneous income from ATM commissions and parking revenues, due to increased volumes to the property.

Promotional allowances are expenses incurred by Resorts for complimentary services, which includes hotel rooms, food, beverage, admissions, cash and free slot play provided to the customers at no cost. Promotional allowances increased 12.3% or $8.2 million, in 2005, compared to 2004, as a result of the increase in gaming and hotel volumes. In addition, the competitive pressures during the spring and early summer of 2005 required us to increase “bonus cash” offerings and increase our bus package and promotional programs to customers, which resulted in a 10.8% or $4.0 million increase over 2004 amounts.

The following table presents the detail of the RIHC’s operating results for the periods noted:

	Year ended December 31,
	2005	% change	2004	% change	2003
	($ in thousands)
Total net revenues	$246,357	6.70%	$230,886	7.20%	$215,447
Costs and expenses:
Casino and hotel operations	172,389	7.67%	160,113	2.70%	155,881
Selling, general and administrative	42,579	5.01%	40,546	30.90%	30,983
Pre-opening expenses	—	(100. %)	2,722	100.00%	—
Depreciation and amortization	20,657	22.69%	16,837	68.50%	9,993

Total costs and expenses	235,625	7.00%	220,218	11.90%	196,857

Income from operations	$10,732	0.60%	$10,668	(42.6%)	$18,590

Net Revenues in 2005 increased 6.7%, or $15.5 million, compared to 2004, primarily as a result of an increase in gaming and hotel volumes offset by a decrease in entertainment revenues and an increase in promotional expenses related to the increase in gaming and hotel volumes. These increases were a direct result of the full year of operations with the New Tower, which opened in June 2004.

Casino and hotel expenses increased 7.7%, or $12.3 million in 2005 compared to 2004, primarily as a result of the increase in payroll and benefits and operating supplies in connection with a full year of operations in the New Tower.

The increase in casino and hotel expenses for 2004 compared to 2003 was a result of the New Tower opening in June of 2004, and the increase in gaming and hotel volumes in the second half of 2004.

Selling, general and administrative expenses increased 5.0%, or $2.0 million in 2005 compared to 2004, as a result of an increase in real state taxes and utilities, offset by the allocation of certain salaries and benefits of executives pursuant to a shared services agreement with an affiliate.

The increase in selling, general and administrative expenses in 2004 of 30.9%, or $9.6 million, compared to 2003 was primarily a result of an increase in real state taxes of $3.5 million and the increase in utilities expense as a result of the opening of the New Tower in June 2004.

Pre-opening expenses amounted to $2.7 million in 2004 related to the opening of the New Tower, consisting of advertising and marketing. There were no such expenses for 2005.

The increase in depreciation and amortization for 2005 compared to 2004 of $3.8 million was related to a full year of service of the New Tower in 2005 compared to approximately a half year in 2004. The increase in 2004 compared to 2003, related to a $2 million increase in depreciation in 2004 and a $3.0 million credit in 2003 related to the reversal of amortization expense of previously booked reserves on the Casino Reinvestment Development Authority (“CRDA”) investments which were used as reimbursements to fund construction costs.

Non Operating Results

The following table presents information related to RIHC’s non-operating income and expenses for the periods noted:

	Year ended December 31,
	2005	2004	2003
	($ in thousands)
Interest income	$663	$522	$1,295
Interest expense:
Total interest cost	$23,944	$23,255	$22,755
Less: capitalized interest	—	(4,060)	(3,622)

Interest expense, net	$23,944	$19,195	$19,133
Other income (expense), net	$28	$1,255	$(281)

The increase in interest expense in 2005 compared to 2004 was primarily a result of no longer capitalizing interest cost related to the New Tower following its opening in June of 2004.

Other income and expense, net, in 2004 included the gain on the sale of a warehouse in Atlantic City, billboards and certain slot machines in connection with updating the slot floor.

Income Taxes

The following table presents information related to the RIHC’s income tax expense (benefit) for the years noted:

	Year ended December 31,
	2005	2004	2003
	($ in thousands)
Current:
Federal	$—	$(3,681)	$(369)
State	1,335	1,288	1,079

	1,335	(2,393)	710
Deferred:
Federal	(2,516)	2,337	1,017
State	(986)	(1,856)	—

	(3,502)	481	1,017

	$(2,167)	$(1,912)	$1,727

On June 30, 2003, the State of New Jersey amended the NJCCA, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licenses in calendar year 2002, payable in the state’s fiscal years 2004 though 2006. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $350,000 annually. For the years ended December 31, 2005, 2004 and 2003, RIHC recorded provisions of $350,000, $350,000 and $175,000 for this tax, respectively.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of an alternative minimum assessment (“NJAMA”) under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. This tax was retroactive to January 1, 2002.

At December 31, 2005, the Company has a net operating loss carryforward for Federal purposes of $18.3 million and will begin expiring in the year 2024 and forward. A valuation allowance has been provided against the Company’s net Federal deferred tax asset including the net operating loss carryforwards.

At December 31, 2005, the Company has a state net operating loss carryforward of approximately $112.1 million. The carryforward will expire as follows: 2006, $2.4 million; 2007, $40.2 million; 2008, $20.7 million and 2009, $48.8. The Company has reported a full valuation allowance against the carryforward because it does not expect to realize the tax benefit, primarily due to the limited expiration period. However, the Company has approximately $2.9 million of state tax credits resulting from the NJAMA which may be applied to offset future taxable income without expiration; these credits have been recorded, net of Federal taxes of approximately $1.0 million, within non-current other assets on the Company’s balance sheet at December 31, 2005.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has determined that the realization of certain of the Company’s deferred tax assets is not more likely than not and, as such, has provided a valuation allowance against those deferred tax assets at December 31, 2005 and 2004.

Liquidity and Capital Resources

RIHC’s cash flows consisted of the following:

Cash flows from Operating Activities

Cash flow from operations decreased $1.1 million to $10.3 million in 2005 from $14.6 million in 2004. At December 31, 2005, RIHC had cash and cash equivalents of $25.3 million, as compared to $31.5 million at December 31, 2004. Included in this balance at December 31, 2005 and 2004 was approximately $18.0 million and $20.0 million, respectively, representing cash on hand, which is needed to operate the business.

Cash Flows from Investing Activities

During the year ended December 31, 2005, the Company expended $12.0 million for the purchase of property and equipment.

During the year ended December 31, 2004, the Company expended $67.9 million for the purchase of property and equipment, which included $60.1 million for the construction of the new hotel tower (which included $4.1 million of capitalized interest related to the construction of the new hotel tower) and $7.8 million for other expenditures, including the purchase of new slot machines and related equipment, computer upgrades, and other facility improvements.

During the year ended December 31, 2003, the Company expended $53.5 million for the hotel expansion and other capital improvements and replacements, including purchases of slot machines and related equipment, computer upgrades and facility improvements. Of the total, $41.1 million was expended for the construction of the new hotel tower, which includes $3.6 million of capitalized interest.

At December 31, 2005, RIHC had a restricted cash balance of $0.1 million, which is included in other assets on RIHC’s Consolidated Balance Sheet. The restricted cash consists of the unexpended portion of the proceeds of an asset sale, as required by the Indenture. Under the terms of the Disbursement Agreement, dated March 22, 2002, funds remaining in the liquidity disbursement account after the final Test Period (as defined in the Indenture, the four fiscal quarter period ending December 31, 2004) , and upon certification by RIHC of certain conditions, would be returned to RIHC and could be distributed as a dividend to CRH. This certification was delivered by RIHC, and accordingly on January 20, 2005 the $9.7 million remaining in the liquidity disbursement account was delivered to RIHC.

The CRDA agreed to reimburse certain costs associated with the hotel tower construction, totaling approximately $12.3 million through 2008. Approximately $0.5 million of these reimbursements was received by RIHC in 2005, $0.8 million was received in 2004 and $9.2 million in 2003.

Cash Flows from Financing Activities

During the year ended December 31, 2005, the Company repaid $1.6 million in long-term debt. There were no net proceeds from borrowings during the year ended December 31, 2005. Borrowings during 2004 amounted to $10.2 million principally for equipment purchases for the Company’s new tower.

Other Factors Affecting Liquidity

In June 2002, RIH entered into a $20.0 million credit facility, the proceeds of which were intended to be used for the acquisition of furniture, fixtures, and equipment. RIHC has guaranteed the obligations of RIH under this equipment credit facility. As of December 31, 2004, RIHC had borrowed $14.7 million of the equipment credit facility to purchase furniture, fixtures, and equipment for the New Tower and $3.1 million to purchase additional slot machines to replace existing equipment. In March 2005, this credit facility was amended to provide for the suspension of principal payments for one year, commencing April 1, 2005; the outstanding principal balance as of March 31, 2005 will be paid in equal monthly installments commencing April 2006 and ending February 2009. The outstanding balance due under this credit facility at December 31, 2005 was $16.0 million.

In November 2002, RIHC also entered into a $10.0 million revolving credit facility (the “Commerce Facility”). There was no outstanding balance on the Commerce Facility at December 31, 2005. However, $5.1 million of standby letters of credit have been issued against the Commerce Facility related to insurance obligations of the Company, leaving an availability of $4.9 million as of December 31, 2005. There was no outstanding balance due under this credit facility at December 31, 2005.

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

In March 2004, the Option Land was acquired by RREH in exchange for the issuance of a $40 million note by RREH to KINA. No principal payments are required on the $40 million note until it reaches maturity. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed is initially limited to $20 million increasing by $5 million each year. As of December 31, 2005 the fixed charge coverage ratio of RIHC was 1.0 to 1.0.

In conjunction with the option land purchase transaction, the Option Agreement between RIHC and KINA was terminated. With the termination of the Option Agreement, the lease agreement between KINA and RIH converted to a month-to-month fair market value lease. As part of the option land purchase transaction, the lease was amended to be a triple-net lease and was assigned by KINA to RREH. The amended agreement calls for the following payments: $1.3 million security deposit paid upon closing, offset against lease payments of $205,000 per month through September 2004; $135,833 per month from October 2004 through March 2006; $202,500 per month from April 2006 through March 2008; $302,500 per month from April 2008 through March 2009 and $402,500 per month thereafter. The lease agreement may be terminated by either party upon 30 days notice, with any security deposit remaining upon termination to be refunded to RIH. Lease payments during the year ended December 31, 2005 totaled $1.6 million.

The CIT Facility contains a fixed charge coverage ratio and a senior leverage ratio financial covenant. In March 2006, the Company entered into an amendment of the CIT Facility which modified the financial covenants as of December 31, 2005 and amended further the covenants on a prospective basis. Absent the amendment, we would not have been in compliance with the financial covenants at December 31, 2005 on the CIT Facility.

The CIT amendment required, among other things, the Company to pay an additional $1.0 million of the outstanding principal amount of the CIT Facility by March 31, 2006. Accordingly, this amount has been recorded in the current maturities of long-term debt on the accompanying balance sheets as of December 31, 2005.

The Commerce Facility contains an interest coverage ratio and a minimum net worth covenant. In March 2006, the Company entered into an amendment of the Commerce Facility which modified the financial covenants as of December 31, 2005 and amended the covenants on a prospective basis. Absent the amendment, we would not have been in compliance with the financial covenants at December 31, 2005 on the Commerce Facility.

The indenture on our First Mortgage Notes contains cross-default provisions whereby the acceleration of any indebtedness in an aggregate amount of $5 million or more prior to its scheduled maturity constitutes an event of default under the First Mortgage Notes Indenture.

There can be no assurances that we will be able to meet our financial covenants on the CIT facility and Commerce Facility in the future or if we do not meet these covenants, if we will be able to obtain a waiver or amendments.

Commitments and Contractual Obligations

The following table summarizes the Companies’ contractual commitments as of December 31, 2005:

	Total	Less than 1 year	1-3 years	4- 5 years	After 5 years
	($ in thousands)
Long-term debt:
Principal	$196,206	$5,353	$190,853	$—	$—
Interest	67,952	21,202	46,750	—	—
Capital leases	8,134	498	1,494	996	5,146
Operating leases	23,150	2,633	7,341	3,403	9,773

	$295,442	$29,686	$246,438	$4,399	$14,919

Construction commitments represent the balance due on the contract for the construction of the New Tower. Purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding on the Company.

Resorts plans to fund contractual obligations through operating cash flows and available borrowings under the Commerce Facility.

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

Management believes that following are critical accounting estimates:

Allowances for Doubtful Accounts—Casino. Allowances for doubtful accounts arising from casino receivables are based upon a review of specific estimated uncollectible accounts. The methodology used to evaluate uncollectibility of accounts is based on historical collection rates over the past five years, applied based on the aging of the receivable, as well as consideration of other factors, including information related to specific larger accounts, an appraisal of current economic conditions, a change in the character of the receivables, a change in the Companies’ collection policy, and the judgment and expertise of management. Management believes that past experience has indicated that the Companies’ estimates are reasonable.

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

Income Taxes. The Companies record an income tax liability in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”. Accordingly, deferred tax assets and liabilities are calculated as the difference between the financial statement carrying amounts and the tax bases of assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. The Companies have provided a full valuation allowance against the amount of its New Jersey net operating loss carryforwards, because it does not expect to realize the tax benefit.

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

Self Insured Health Insurance. Effective June 2005, the company changed its medical coverages for its non union employees. Such employees are now covered under a self-insured medical plan, administered by an affiliate of the Company, up to a maximum of $200,000 per year for each insured person. Amounts in excess of these thresholds are covered by the company’s insurance programs subject to customary policy limits.

Quarterly Results of Operations

The following table sets forth certain of the CRH’s unaudited financial information on a quarterly basis:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	($ in thousands)
2005
Revenues	$56,391	$62,761	$69,531	$57,674
Operating income (loss)	1,808	8,598	6,681	(4,504)
Net income (loss)	$(3,107)	$1,222	$(154)	$(8,232)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	($ in thousands)
2004
Revenues	$51,160	$58,071	$71,048	$50,607
Operating income (loss)	1,875	3,143	8,362	(1,253)
Net income (loss)	$(1,567)	$34	$1,742	$(4,347)

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

Report of Independent Registered Public Accounting Firm

Board of Directors

Colony RIH Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Colony RIH Holdings, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and shareholder’s equity for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index to Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colony RIH Holdings, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

February 10, 2006, except for Note 7

and the fifth paragraph of Note 1 as

to which the date is March 29, 2006

Philadelphia, Pennsylvania

COLONY RIH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$25,830	$31,975
Receivables, net	6,607	5,530
Inventories	2,467	2,332
Prepaid expenses and other current assets	2,787	3,060
Deferred income taxes, net	—	4,804

Total current assets	37,691	47,701
Property and equipment, net	298,154	297,859
Other assets (including $103 and $500 of restricted cash and cash equivalents in 2005 and 2004, respectively)	18,363	17,597

Total assets	$354,208	$363,157

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$5,617	$5,525
Accounts payable	8,010	10,957
Accrued interest payable	6,518	6,439
Accrued expenses and other current liabilities	24,110	16,901
Due to affiliates, net	3,107	—

Total current liabilities	47,362	39,822
Long-term debt, less current portion	234,224	233,951
Deferred income taxes, net	—	6,491
Redeemable common stock	3,875	3,875

Total liabilities	285,461	284,139
Shareholders’ equity
Common stock:
Class A—$.01 par value, 900,000 shares authorized, 38,295 shares issued and outstanding	—	—
Class B—$.01 par value, 1,600,000 shares authorized, 774,982 shares issued and outstanding	8	8
Capital in excess of par	73,790	73,790
Retained earnings (accumulated deficit)	(5,051)	5,220

Total shareholders’ equity	68,747	79,018

Total liabilities and shareholders’ equity	$354,208	$363,157

See accompanying notes.

COLONY RIH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year ended December 31,
	2005	2004	2003
Revenues:
Casino	$268,074	$247,842	$230,135
Lodging	23,352	18,341	11,163
Food and beverage	24,282	23,387	22,079
Other	6,021	8,439	6,496
Less: promotional allowances	(75,372)	(67,123)	(54,426)

Total net revenue	246,357	230,886	215,447
Costs and expenses:
Casino	127,636	117,425	117,156
Lodging	4,813	3,360	1,318
Food and beverage	9,327	10,743	11,721
Other operating	30,613	28,585	25,686
Selling, general, and administrative	40,728	39,085	30,983
Depreciation and amortization	20,657	16,837	9,993
Pre-opening	—	2,722	—

Total costs and expenses	233,774	218,757	196,857

Income from operations	12,583	12,129	18,590
Interest income	663	522	1,295
Interest expense	(25,712)	(19,595)	(19,133)
Other income (expense), net	28	1,255	(281)

Income (loss) before income taxes	(12,438)	(5,689)	471
Provision (benefit) for income taxes	(2,167)	(1,551)	1,727

Net loss	$(10,271)	$(4,138)	$(1,256)

See accompanying notes.

COLONY RIH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net loss	$(10,271)	$(4,138)	$(1,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,694	15,328	12,273
Amortization of debt premiums, discounts and issuance costs	1,807	1,858	1,733
Provision for doubtful receivables	508	138	468
Gain on disposal of fixed assets	(186)	(1,255)	—
Provision for discount on CRDA obligations, net of amortization	963	1,510	(2,280)
Deferred income tax	(3,669)	390	1,017
Other	—	—	38
Changes in operating assets and liabilities:
Net increase in receivables	(1,585)	(493)	(545)
Net (increase) decrease in inventories, prepaid expenses and other current assets	138	(1,123)	360
Net decrease (increase) in other assets	430	1,150	(1,309)
Net increase in due to affiliates	3,107	—	—
Net decrease in accounts payable and accrued expense	(993)	2,873	(6,321)
Net increase in interest payable	79	401	—

Net cash provided by operating activities	10,022	16,639	4,178

Cash Flow from Investing Activities:
Purchases of cash and cash equivalents—restricted, net of releases	398	49,910	39,613
Proceeds from sale of fixed assets	191	1,724	—
Purchase of property and equipment	(11,803)	(69,553)	(53,490)
CRDA deposits	(3,292)	(3,051)	(3,021)
CRDA refunds	63	756	9,189

Net cash used in investing activities	$(14,443)	$(20,214)	$(7,709)

COLONY RIH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	2005	2004	2003
Cash Flows from Financing Activities:
Proceeds of borrowings	$—	$10,160	$—
Payments to secure borrowings	(118)	(135)	(62)
Debt repayments	(1,606)	(2,892)	(979)

Net cash provided by (used in) financing activities	(1,724)	7,133	(1,041)

Net increase (decrease) in cash and cash equivalents	(6,145)	3,558	(4,572)
Cash and cash equivalents at beginning of year	31,975	28,417	32,989

Cash and cash equivalents at end of year	$25,830	$31,975	$28,417

Supplemental Cash Flow Disclosures:
Cash paid during the year for:
Interest	$22,126	$21,395	$21,023
Income taxes paid (refunded), net	$(353)	$(519)	$(609)
Non-cash investment and financing transactions:
Obligations incurred for the purchase of property and equipment	$1,405	$7,577	$645
Notes payable issued in connection with option land purchase	$—	$40,000	$—

See accompanying notes.

COLONY RIH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in thousands)

	Common Stock	Capital in Excess of Par	Retained Earnings (Deficit) Accumulated	Total Shareholders’ Equity
Balance at January 1, 2003	$8	$73,813	$10,614	$84,435
Change in value of stock options granted to employees and consultants	—	(23)	—	(23)
Net loss	—	—	(1,256)	(1,256)

Balance at December 31, 2003	8	73,790	9,358	83,156

Net loss	—	—	(4,138)	(4,138)

Balance at December 31, 2004	8	73,790	5,220	79,018

Net loss	—	—	(10,271)	(10,271)

Balance at December 31, 2005	$8	$73,790	$(5,051)	$68,747

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

As discussed in Note 7, absent amendments to the Commerce Facility and the CIT Facility, the Company would not have been in compliance with financial covenants contained in its CIT Facility and Commerce Facility as of December 31, 2005. Management has also renegotiated the financial covenants with CIT and Commerce for periods subsequent to December 31, 2005. Management believes, based on the information currently available, that the results of its operations will allow the Company to meet these financial covenants. However, there can be no assurances that management will be successful in this regard.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

2. Summary of Significant Accounting Policies (continued)

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

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives reported below using the straight-line method. Interest costs incurred during the construction period are capitalized in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Costs.” Interest expense of $4.1 million and $3.6 million was capitalized for the years ended December 31, 2004 and 2003, respectively. No interest costs were capitalized for the year ended December 31, 2005.

Hotels and other buildings	35 – 40 years
Furniture fixtures and equipment	2 – 5 years

The provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) requires, among other things, that an entity review its long-lived assets and certain intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 144 requires an impairment loss to be recognized only if the carrying amounts of long-lived assets to be held and used are not recoverable from their expected undiscounted future cash flows.

Income Taxes

The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes”. Accordingly, deferred tax assets and liabilities are calculated as the difference between the financial statement carrying amounts and tax bases of assets and liabilities. These differences are affected by the tax rate for the year in which they are expected to be recovered or settled. A valuation allowance is recognized, if necessary, to account for the likelihood that these differences will not be realized in the future. Note 10 further addresses the components of the deferred tax assets and liabilities.

Revenue Recognition

Gaming revenue is recorded as the net win from gaming activities, which represents the difference between amounts wagered and amounts won by patrons. Revenues from hotel and related services and from theater ticket sales are recognized at the time the related service is performed.

Self Insured Health Insurance

Effective June 2005, the company changed its medical coverages for its non union employees. Such employees are now covered under a self-insured medical plan up to a maximum of $200,000 per year for each insured person. Amounts in excess of these thresholds are covered by the company’s insurance programs subject to customary policy limits.

2. Summary of Significant Accounting Policies (continued)

Promotional Allowances

The retail value of hotel accommodations, food, beverage and other services provided to customers without charge is included in gross revenues and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Rooms	$8,352	$9,849	$10,363
Food and beverage	20,988	16,115	15,729
Entertainment and other	3,681	3,678	3,390

	$33,021	$29,642	$29,482

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

Advertising

The Company expenses advertising costs as incurred. For the years ended December 31, 2005, 2004 and 2003 these costs amounted to $8.1 million, $6.9 million and $6.3 million, respectively and are included in Selling, General and Administrative costs on the Company’s Consolidated Statements of Operations.

Pre-Opening Expenses

For the year ended December 31, 2004, the Company recorded $2.7 million of pre-opening expenses, primarily advertising and related costs, to promote the opening of the New Tower.

Stock Based Compensation

As allowed under the provisions of Financial Accounting Standards Board Statement Number 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” the Company applies the provisions of Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options, and accordingly, do not recognize compensation expense. Had compensation expense for the employee stock option plan been determined in accordance with SFAS No. 123, pro forma results of operations would not have been materially different from reported results of operations.

Equity instruments issued to non-employees in exchange for goods or services are accounted for using the fair value method and expense is recorded based on the value determined.

New Accounting Pronouncement

In December 2004, the FASB issued Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires stock-based employee compensation to be measured based on the grant-date fair value of the award and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123(R) eliminates the alternative use of APB No. 25’s intrinsic value method of accounting for stock options granted to employees.

As a result of the provisions of SFAS 123R, the Company expects to incur compensation charges that will not be material to the Company’s financial statements for the year ending December 31, 2006. However, the estimated compensation charges can be affected by a number of variables, including the Company’s stock price and the timing of 2006 employee stock option grants. The Company has not yet determined the method of adoptions under SFAS 123(R) as permitted under the Statement.

3. Receivables

Components of receivables were as follows at December 31 (in thousands):

	2005	2004
Gaming	$6,413	$5,315
Less: allowance for doubtful accounts	(1,307)	(1,415)

	5,106	3,900
Non-gaming:
Hotel and related	492	642
Other	1,036	1,020

	1,528	1,662
Less: allowance for doubtful accounts	(27)	(32)

	1,501	1,630

Receivables, net	$6,607	$5,530

4. Property and Equipment

Components of property and equipment were as follows at December 31 (in thousands):

	2005	2004
Land and land rights	$76,156	$76,314
Hotels and other buildings	204,867	193,306
Furniture, fixtures and equipment	67,009	62,582
Construction in progress	3,383	1,816

	351,415	334,018
Less: accumulated depreciation	(53,261)	(36,159)

Net property and equipment	$298,154	$297,859

5. Other Assets

Components of other assets were as follows at December 31 (in thousands):

	2005	2004
CRDA deposits, bonds and other investments, net	$11,649	$11,085
Debt issuance costs, net	3,982	5,104
Other	2,629	908
Restricted cash	103	500

	$18,363	$17,597

The New Jersey Casino Control Act, as amended, requires RIH to purchase bonds issued by the Casino Reinvestment Development Authority (“CRDA”) or make other investments authorized by the CRDA, in an amount equal to 1.25% of RIH’s gross gaming revenue, as defined.

The CRDA bonds have interest rates ranging from 3.5% to 7.0% and have repayment terms of between 20 and 50 years. The Company records charges to expense to reflect the below-market interest rate payable on the bonds it may have to purchase to fulfill its investment obligation at the date the obligation arises. The charges (credits) for the years 2005, 2004 and 2003 for discounts on obligations arising in those years were $963,000, $1.5 million, and ($2.3 million), respectively. The 2003 credit is due to the reversal of approximately $3.0 million of amortization expense related to discounts on funds previously deposited with the CRDA in below-market bearing instruments. This reversal resulted from the receipt from the CRDA of $9,189,000 of previously deposited funds as reimbursement for costs incurred for the construction of the New Tower. The discount on CRDA bonds purchased is amortized to interest income over the life of the bonds using the effective interest method.

From time to time RIH has donated certain funds it has had on deposit with the CRDA in return for either relief from its obligation to purchase CRDA bonds or credits against future CRDA deposits. At December 31, 2005 and 2004, RIH owned $6.9 million and $7.0 million face value of bonds, respectively, issued by the CRDA and had $8.6 million and $7.2 million, respectively, on deposit with the CRDA. The majority of the Company’s deposits have been pledged for specific projects.

Debt issuance costs consist of amounts incurred in connection with obtaining long-term debt. The costs are amortized on a straight-line basis over the contractual life of the loan and amortization of such costs are included in interest expense.

Restricted cash in 2005 and 2004 represents proceeds from an asset sale which must be used to purchase “Replacement Assets” in accordance with the terms of the First Mortgage Notes Indenture.

6. Accrued Expenses and Other Current Liabilities

Components of accrued expenses and other current liabilities were as follows at December 31 (in thousands):

	2005	2004
Payroll	$9,637	$7,655
Insurance and related costs	1,313	1,799
Unredeemed chip liability	1,219	1,091
Liability for unredeemed cash incentives	990	2,011
Other	10,951	4,345

	$24,110	$16,901

7. Long-Term Debt

Long-term debt is summarized as follows at December 31 (in thousands):

	2005	2004
First Mortgage Notes, net of unamortized discount	$177,669	$177,103
Thermal Energy capital lease	5,966	6,280
CIT/FF&E Financing	15,956	15,543
KINA Note	40,000	40,000
Other notes payable	250	550

	239,841	239,476
Less: current portion	5,617	5,525

	$234,224	$233,951

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

The First Mortgage Notes contain certain covenants that, among other things, limit RIHC’s ability and the ability of its subsidiaries to pay dividends on, redeem or repurchase its or their capital stock, make investments, incur additional indebtedness, permit payment of or restrict dividends by certain of its subsidiaries, enter into sale leaseback transactions, sell assets, guarantee indebtedness, create certain liens, engage in transactions with affiliates, and consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries on a consolidated basis. The First Mortgage Notes also contain cross-default provisions whereby the acceleration of any indebtedness in an aggregate amount of $5.0 million prior to its scheduled maturity constitutes an event of default under the First Mortgage Notes Indenture.

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $6.0 million at December 31, 2005.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc (“CIT Facility”). The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment. Loans pursuant to the CIT Facility are repayable in up to a sixty-month amortization period from the date the loan is made. The outstanding loans associated with the CIT Facility bear interest at the rate of LIBOR plus three and one-half percent. RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. The outstanding balance due to CIT at December 31, 2005 was $16.0 million. The CIT Facility contains a fixed charge coverage ratio and a senior leverage financial covenant as defined in the Credit Facility. On March 29, 2006, the CIT Facility was amended to modify the required covenant calculations at December 31, 2005 and on a prospective basis. Absent this amendment, the Company would not have been in compliance with the financial covenants. As a part of the amendment, the Company was required to pay $1 million of the outstanding principal prior to March 31, 2006 and a fee of $80,000. The amendment also redefined the interest rate on the facility based on a sliding scale on operating results (as defined). The $1 million of outstanding principal has been reflected as a current liability at December 31, 2005.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million. The Commerce Facility expires on June 30, 2006. There was no outstanding balance on the Commerce Facility at December 31,

7. Long-Term Debt (continued)

2005; however, $5.1 million of standby letters of credit have been issued against the Commerce Facility, leaving an availability of $4.9 million as of December 31, 2005. The Commerce Facility contains an interest coverage ratio and a minimum net worth requirement as defined in the Commerce Facility. On March 29, 2006, the CIT Facility was amended to modify the required covenant calculations at December 31, 2005 and on a prospective basis. Absent this amendment, the Company would not have been in compliance with the financial covenants.

During 2004, RREH purchased 2.0 acres of land adjacent to the Resorts site (see Note 14). The land was acquired in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note will mature immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes which are due March 15, 2009. Interest on the $40 million note will be payable semi-annually, and will be calculated at the following annual rates: 0% through September 2004, 4% from October 2004 through March 2006, 6% from April 2006 through March 2008, and 9% from April 2008 through March 2009. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0. At December 31, 2005 the fixed charge coverage ratio was 1.0 to 1.0. In addition, the amount guaranteed is initially limited to $20 million increasing by $5 million each year. The KINA Note contains cross-default provisions whereby the acceleration of the scheduled maturity of the First Mortgage Notes constitutes an event of default under the KINA Note.

The aggregate amount of principal payments on all long-term indebtedness, by year is as follows (in thousands):

2006	$5,617
2007	5,746
2008	5,669
2009	220,298
2010	310
Thereafter	4,533

Total	$242,173

8. Related Party Transactions

For the years ended December 31, 2005, 2004 and 2003, the Company incurred expenses of approximately $297,000, $380,000 and $105,000, respectively, for fees and expenses incurred by affiliates of Colony Capital, the Company’s principal shareholder, and the Company’s directors.

In June 2004, RIHC and RIH entered into agreements with Colony Resorts LVH Acquisitions, LLC (“LVH”) which owns and operates the Las Vegas Hilton. Under the terms of the agreements, if either company incurs costs in excess of its direct share or any expenses which are directly allocable to or incurred on behalf of the other company, such excess costs will be reimbursed. In April 2005, this agreement was amended to include Resorts International Holdings, LLC (“RIH LLC”), which owns and operates Resorts East Chicago, Resorts Tunica, Bally’s Tunica, and Atlantic City Hilton.

The charges pursuant to the agreements are discretionary in nature and are agreed to by the parties to the agreements. During the year ended December 31, 2005, the Company charged to its affiliates $6.9 million as a result of these agreements and had a receivable recorded in the amount of $4.2 million for the amount due. Additionally, during the year ended December 31, 2005, the Company received charges of $ 7.3 million from its affiliates as a result of these agreements. The charge from the affiliate includes charges for medical and other insurance costs related to employees of the Company under a self-insured program managed by an affiliate of the Company which totaled $5.2 million for the year ended December 31, 2005. At December 31, 2005, the Company had a payable of $7.3 million to its affiliates. The operating results of the Company may be different if the Company operated autonomously and without these transactions with its affiliates.

9. Retirement Plans

RIH has a defined contribution plan in which substantially all non-union employees are eligible to participate. Employees of certain other affiliated companies are also eligible to participate in this plan. Contributions are made to the plan based on a percentage of eligible employee contributions. Contribution expense for this plan was $582,000, $592,000, and $609,000, for the years ended December 31, 2005, 2004, and 2003 respectively.

Union employees are covered by various multi-employer pension plans to which contributions are made by RIH and other unrelated employers. RIH’s pension expense for these plans was $2,168,000, $1,919,000, and $1,709,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

10. Income Taxes

Income tax expense (benefit) is comprised of the following for the year ended December 31 (in thousands):

	Year ended December 31,
	2005	2004	2003
Current:
Federal	$—	$(3,229)	$(369)
State	1,502	1,288	1,079

	1,502	(1,941)	710
Deferred:
Federal	(2,516)	2,246	1,017
State	(1,153)	(1,856)	—

	(3,669)	390	1,017

	$(2,167)	$(1,551)	$1,727

The components of the deferred tax assets and liabilities were as follows at December 31 (in thousands):

	2005	2004
Deferred tax assets (liabilities):
Basis differences on property and equipment	$(10,135)	$(12,725)
Other	(1,066)	(1,443)

Total deferred tax liabilities	(11,201)	(14,168)
Deferred tax assets:
NOL and capital loss carryforwards	12,900	12,671
Book reserves not yet deductible for tax	2,769	3,174
Tax credit carryforwards	1,890	1,225
Other	3,464	2,629

Total deferred tax assets	21,023	19,699
Valuation allowance for deferred tax assets	(7,932)	(7,219)

Deferred tax assets, net of valuation allowance	13,091	12,480

Net deferred tax assets (liabilities)	$1,890	$(1,688)

10. Income Taxes (continued)

The effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

	Year ended December 31,
	2005	2004	2003
Statutory Federal income tax rate	(34.0%)	(34.0%)	34.0%
Change in Federal income tax rate for deferred taxes	—	(1.4%)	—
Change in valuation allowance	5.9%	—
State taxes, net of Federal benefit	1.9%	(6.6%)	10.3%
Non-deductible provisions and expenses	8.3%	14.7%	8.3%

Effective tax rate	(17.9%)	(27.3%)	52.6%

On June 30, 2003, the State of New Jersey amended the New Jersey Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2004 though 2006. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $350,000 annually. For the years ended December 31, 2005, 2004 and 2003, the Company recorded a provision of $350,000, $350,000 and $175,000, respectively, for this tax.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, required the suspension of the use of the New Jersey net operating loss carryforwards for two years and introduced an alternative minimum assessment (“NJAMA”) under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act was retroactive to January 1, 2002. In accordance with the Tax Act, the Company recorded a provision for current income tax of $665,000, $619,000 and $597,000, net of Federal benefit, for the years ended December 31, 2005, 2004 and 2003, respectively. Due to the unlimited expiration period of future tax credits associated with taxes paid under the NJAMA, the Company has a deferred tax asset recorded (in other long-term assets) of $1.8 million as of December 31, 2005.

At December 31, 2005, the Company has a net operating loss carryforward for Federal purposes of $18.3 million, which will begin expiring in the year 2024 and forward. A valuation allowance has been provided against the Company’s net Federal deferred tax asset including the net operating loss carryforwards.

At December 31, 2005, the Company has a state net operating loss carryforward of approximately $112.1 million. The carryforward will expire as follows: 2006, $2.4 million; 2007, $40.2 million; 2008, $20.7 million and 2009, $48.8 million. The Company has reported a full valuation allowance against the carryforward because it does not expect to realize the tax benefit, primarily due to the limited expiration period.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has determined that the realization of certain of the Company’s deferred tax assets is not more likely than not and, as such, has provided a valuation allowance against those deferred tax assets at December 31, 2005 and 2004.

11. Common Stock and Stock Based Compensation

The proceeds from the sale of 1,915 shares of Class A Common Stock and 38,750 shares of Class B Common Stock have been classified separately from shareholders’ equity as “Redeemable Common Stock” in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances.

Under the Colony RIH Holdings, Inc. 2001 Omnibus Stock Incentive Plan, as amended, (the “Plan”), awards denominated or payable in shares or options to purchase shares of CRH’s common stock may be granted to officers and other key employees and consultants of CRH and its subsidiaries. The Plan permits the granting of up to 2,131 shares of Class A Common Stock and 43,122 shares of Class B Common Stock. The Board of Directors has sole discretion concerning administration of the Plan,

11. Common Stock and Stock Based Compensation (continued)

including the determination of award goals, individuals to receive awards, types of awards, the terms and conditions of the awards, and the time at which awards will be granted. The Board of Directors may terminate the Plan at any time.

The exercise price for awards issued under the Plan is determined by the Board of Directors and is generally equal to the fair market value of CRH’s common stock at the date of the grant. All of these options may be called by the Company in certain circumstances as defined in the agreement. For financial accounting purposes, these awards are re-measured at the end of each reporting period using the intrinsic value method and changes in intrinsic value are recorded as compensation expense at the end of each reporting period until the options are exercised.

Except for 555 Class A options and 11,188 Class B options which were granted to an independent contractor in 2001, and were immediately vested, the options have various terms from three to five years, and are exercisable in annual installments.

A summary of the status of the CRH’s stock option plan is presented below—

	A Shares Total		B Shares Total
	Granted	Vested	Granted	Vested
Balance at December 31, 2002	1,789	801	36,204	16,191
Granted	77	—	1,556	—
Vested	—	181	—	4,000
Forfeited	(325)	(65)	(6,571)	(1,314)

Balance at December 31, 2003	1,541	917	31,189	18,877

Granted	—	—	—	—
Vested	—	196	—	4,000
Forfeited	—	—	—	—

Balance at December 31, 2004	1,541	1,113	31,189	22,877

Granted	479	—	9,687	—
Vested	—	516	—	10,458
Forfeited	—	—	—	—

Balance at December 31, 2005	2,020	1,629	40,876	33,335

Compensation valuation credits recognized on all stock option awards for the years ended December 31, 2005, 2004 and 2003 was approximately $0, $0, and $(23,000), respectively.

The exercise price of all outstanding Class B options is $100 per share.

12. Commitments and Contingencies

Litigation

The Company is a defendant in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

License Renewal

On January 21, 2004, the New Jersey Casino Control Commission (the “NJCCC”) renewed RIH’s license to operate its casino hotel complex in Atlantic City for the four-year period ending January 31, 2008. The license period for a casino license renewed after April 30, 2004, shall be up to five years, but the NJCCC may reopen licensing hearings at any time. The NJCCC shall act upon any such application prior to the date of expiration of the current license. A casino license is not transferable.

Commitments

The Company leases land, office space and certain equipment under non-cancelable operating lease arrangements. These leases expire in various years. Rent expense under these lease agreements for the years ended December 31, 2005, 2004 and 2003 was approximately $2.9 million, $3.1 million and $3.5 million, respectively. Future minimum lease payments under non-cancelable operating leases consist of the following at December 31, 2005 (in thousands):

2006	$2,323
2007	1,932
2008	1,932
2009	1,932
2010 and thereafter	$12,375

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, and restricted cash in other assets, are reasonable estimates of fair values because of the short term maturities of these investments. The carrying values of the capital leases and other notes payable approximate the fair market value of these instruments based on their terms and rates. CRDA deposits, bonds, and other investments are stated net of a valuation allowance reflecting the below-market interest rates associated with these investments, therefore the carrying values approximate their fair values. The fair value of the Company’s First Mortgage Notes is estimated to be $199,080,000 as of December 31, 2005, based on the trading price as of that date, compared to the carrying value of $177,669,000.

SCHEDULE II

COLONY RIH HOLDINGS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses		Other Changes (Deductions)		Balance at End of Year
Year ended December 31, 2003
Allowances for doubtful accounts	$4,202	$468		$(2,618	)(a)	$2,052
Valuation allowance for CRDA investments	$10,443	$(2,280	)(b)	$154	(c)	$8,317
Year ended December 31, 2004
Allowances for doubtful accounts	$2,052	$138		$(743	)(a)	$1,447
Valuation allowance for CRDA investments	$8,317	$1,510		$(1,242	)(d)	$8,585
Year ended December 31, 2005
Allowances for doubtful accounts	$1,447	$508		$(621	)(a)	$1,334
Valuation allowance for CRDA investments	$8,585	$963		$(281)		$9,267

(a)	Write-off uncollectible amounts.
(b)	Includes a $3.1 million reversal of discount.
(c)	CRDA administration charge related to reimbursement.
(d)	Includes write-off of funds donated.

Report of Independent Registered Public Accounting Firm

Board of Directors

Resorts International Hotel and Casino, Inc.

We have audited the accompanying consolidated balance sheets of Resorts International Hotel and Casino, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and shareholder’s equity for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index to Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resorts International Hotel and Casino, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

February 10, 2006, except for Note 7

and the fifth paragraph of Note 1 as

to which the date is March 29, 2006

Philadelphia, Pennsylvania

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$25,280	$31,512
Receivables, net	6,607	5,530
Inventories	2,467	2,332
Prepaid expenses and other current assets	3,137	3,060
Deferred income taxes, net	—	4,804

Total current assets	37,491	47,238
Property and equipment, net	256,696	256,243
Other assets (including $103 and $500 of restricted cash and cash equivalents in 2005 and 2004, respectively)	18,319	18,215

Total assets	$312,506	$321,696

Liabilities and Shareholder’s Equity
Current liabilities
Current maturities of long-term debt	$5,617	$5,525
Accounts payable	8,010	10,957
Accrued interest payable	6,050	6,039
Accrued expenses and other current liabilities	23,659	16,449
Due to affiliates	3,107	—

Total current liabilities	46,443	38,970
Long-term debt, less current portion	194,224	193,951
Deferred income taxes, net	—	6,582

Total liabilities	240,667	239,503
Shareholder’s equity
Common stock—$0.01 par value, 10,000 shares authorized issued and outstanding	—	—
Capital in excess of par	77,673	77,673
Retained earnings (accumulated deficit)	(5,834)	4,520

Total shareholder’s equity	71,839	82,193

Total liabilities and shareholder’s equity	$312,506	$321,696

See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year ended December 31,
	2005	2004	2003
Revenues:
Casino	$268,074	$247,842	$230,135
Lodging	23,352	18,341	11,163
Food and beverage	24,282	23,387	22,079
Other	6,021	8,439	6,496
Less: promotional allowances	(75,372)	(67,123)	(54,426)

Total net revenue	246,357	230,886	215,447
Costs and expenses:
Casino	127,636	117,425	117,156
Lodging	4,813	3,360	1,318
Food and beverage	9,327	10,743	11,721
Other operating	30,613	28,585	25,686
Selling, general, and administrative	42,579	40,546	30,983
Depreciation and amortization	20,657	16,837	9,993
Pre-opening	—	2,722	—

Total costs and expenses	235,625	220,218	196,857

Income from operations	10,732	10,668	18,590
Interest income	663	522	1,295
Interest expense	(23,944)	(19,195)	(19,133)
Other income (expense), net	28	1,255	(281)

Income (loss) before income taxes	(12,521)	(6,750)	471
Provision (benefit) for income taxes	(2,167)	(1,912)	1,727

Net loss	$(10,354)	$(4,838)	$(1,256)

See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net loss	$(10,354)	$(4,838)	$(1,256)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,694	15,328	12,273
Amortization of debt premiums, discounts and issuance costs	1,807	1,858	1,733
Provision for doubtful receivables	508	138	468
Gain on disposal of fixed assets	(28)	(1,255)	—
Provision for discount on CRDA obligations, net of amortization	963	1,510	(2,280)
Deferred income tax	(3,669)	481	1,017
Other	—	—	38
Changes in operating assets and liabilities:
Net increase in receivables	(1,585)	(493)	(545)
Net (increase) decrease in inventories, prepaid expenses and other current assets	(212)	(1,123)	360
Net decrease (increase) in deferred charges and other assets	1,001	532	(1,309)
Net increase in due to affiliates	3,107	—	—
Net decrease in accounts payable and accrued expense	(981)	2,422	(6,321)

Net cash provided by operating activities	10,251	14,560	4,178

Cash Flows from Investing Activities:
Purchases of cash and cash equivalents—restricted, net of releases	398	49,910	39,613
Proceeds from sale of fixed assets	28	1,724	—
Purchase of property and equipment	(11,966)	(67,937)	(53,490)
CRDA deposits	(3,292)	(3,051)	(3,021)
CRDA refunds	63	756	9,189

Net cash used in investing activities	$(14,769)	$(18,598)	$(7,709)

Continued

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Year ended December 31,
	2005	2004	2003
Cash Flows from Financing Activities:
Proceeds of borrowings	$—	$10,160	$—
Payments to secure borrowings	(118)	(135)	(62)
Debt repayments	(1,606)	(2,892)	(979)

Net cash provided by (used in) financing activities	(1,724)	7,133	(1,041)

Net increase (decrease) in cash and cash equivalents	(6,242)	3,095	(4,572)
Cash and cash equivalents at beginning of year	31,512	28,417	32,989

Cash and cash equivalents at end of year	$25,270	$31,512	$28,417

Supplemental Cash Flow Disclosures:
Cash paid during the year for:
Interest	$22,126	$21,395	$21,023
Income taxes refunded, net	$(353)	$(519)	$(609)
Non-cash investment and financing transactions:
Obligations incurred for the purchase of property and equipment	$1,405	$7,577	$645

See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in thousands)

	Common Stock	Capital in Excess of Par	Retained Earnings Accumulated	Total Shareholders’ Equity
Balance at January 1, 2003	$—	$77,696	$10,614	$88,310
Change in value of stock options granted to employees and consultants	—	(23)	—	(23)
Net loss	—	—	(1,256)	(1,256)

Balance at December 31, 2003	—	77,673	9,358	87,031

Net loss	—	—	(4,838)	(4,838)

Balance at December 31, 2004	—	77,673	4,520	82,193

Net loss	—	—	(10,354)	(10,354)

Balance at December 31, 2005	$—	$77,673	$(5,834)	$71,839

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

As discussed in Note 7, absent amendments to the Commerce Facility and the CIT Facility, the Company would not have been in compliance with financial covenants contained in its CIT Facility and Commerce Facility as of December 31, 2005. Management has also renegotiated the financial covenants with CIT and Commerce for periods subsequent to December 31, 2005. Management believes, based on the information currently available, that the results of its operations will allow the Company to meet these financial covenants. However, there can be no assurances that management will be successful in this regard.

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

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives reported below using the straight-line method. Interest costs incurred during the construction period are capitalized in accordance with Statement of Financial Accounting Standards No. 34, “Capitalization of Interest Costs” (“SFAS No. 34”). No interest expense was capitalized during 2005 since the capital projects and construction periods did not meet the standards of SFAS No. 34. Interest expense of $4.1 million and $3.6 million was capitalized for the years ended December 31, 2004 and 2003, respectively. No interest costs were capitalized for the year ended December 31, 2005.

Hotels and other buildings	35 – 40 years
Furniture fixtures and equipment	2 – 5 years

The provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) requires, among other things, that an entity review its long-lived assets and certain intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 144 requires an impairment loss to be recognized only if the carrying amounts of long-lived assets to be held and used are not recoverable from their expected undiscounted future cash flows.

Income Taxes

The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes”. Accordingly, deferred tax assets and liabilities are calculated as the difference between the financial statement carrying amounts and tax bases of assets and liabilities. These differences are affected by the tax rate for the year in which they are expected to be recovered or settled. A valuation allowance is recognized, if necessary, to account for the likelihood that these differences will not be realized in the future. Note 10 further addresses the components of the deferred tax assets and liabilities.

Revenue Recognition

Gaming revenue is recorded as the net win from gaming activities, which represents the difference between amounts wagered and amounts won by patrons. Revenues from hotel and related services and from theater ticket sales are recognized at the time the related service is performed.

Self Insured Health Insurance

Effective June 2005, the company changed its medical coverages for its non union employees. Such employees are now covered under a self-insured medical plan up to a maximum of $200,000 per year for each insured person. Amounts in excess of these thresholds are covered by the company’s insurance programs subject to customary policy limits.

2. Summary of Significant Accounting Policies (continued)

Promotional Allowances

The retail value of hotel accommodations, food, beverage and other services provided to customers without charge is included in gross revenues and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Rooms	$8,352	$9,849	$10,363
Food and beverage	20,988	16,115	15,729
Entertainment and other	3,681	3,678	3,390

	$33,021	$29,642	$29,482

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

Advertising

The Company expenses advertising costs as incurred. For the years ended December 31, 2005, 2004 and 2003 these costs amounted to $8.1 million, $6.9 million and $6.3 million, respectively and are included in Selling, General and Administrative costs on the Company’s Consolidated Statements of Operations.

Pre-Opening Expenses

For the year ended December 31, 2004, the Company recorded $2.7 million of pre-opening expenses, primarily advertising and related costs, to promote the opening of the New Tower.

Stock Based Compensation

As allowed under the provisions of Financial Accounting Standards Board Statement Number 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” the Company applies the provisions of Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees,” and a related interpretation in accounting for employee stock options, and accordingly, does not recognize compensation expense. Had compensation expense for the employee stock option plan been determined in accordance with SFAS No. 123, pro forma results of operations would not have been materially different from reported results of operations.

2. Summary of Significant Accounting Policies (continued)

Equity instruments issued to non-employees in exchange for goods or services are accounted for using the fair value method and expense is recorded based on the value determined.

New Accounting Pronouncement

In December 2004, the FASB issued Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires stock-based employee compensation to be measured based on the grant-date fair value of the award and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123(R) eliminates the alternative use of APB No. 25’s intrinsic value method of accounting for stock options granted to employees.

The Company adopted the provisions of SFAS No. 123R on January 1, 2006 using the modified prospective transition method and the Black-Scholes valuation model to value the stock options. As a result of the provisions of SFAS 123R, the Company expects to incur compensation charges that will not be material to the Company’s financial statements for the year ending December 31, 2006. However, the estimated compensation charges can be affected by a number of variables, including the Company’s stock price and the timing of 2006 employee stock option grants. The Company will recognize compensation cost for stock-based awards issued after December 31, 2005, on a straight-line basis over the requisite service period of the award.

3. Receivables

Components of receivables were as follows at December 31 (in thousands):

	2005	2004
Gaming	$6,413	$5,315
Less: allowance for doubtful accounts	(1,307)	(1,415)

	5,106	3,900
Non-gaming:
Hotel and related	492	642
Other	1,036	1,020

	1,528	1,662
Less: allowance for doubtful accounts	(27)	(32)

	1,501	1,630

Receivables, net	$6,607	$5,530

4. Property and Equipment

Components of property and equipment were as follows at December 31 (in thousands):

	2005	2004
Land and land rights	$34,698	$34,698
Hotels and other buildings	204,867	193,306
Furniture, fixtures and equipment	67,009	62,582
Construction in progress	3,383	1,816

	309,957	292,402
Less: accumulated depreciation	(53,261)	(36,159)

Net property and equipment	$256,696	$256,243

5. Other Assets

Components of deferred charges and other assets were as follows at December 31 (in thousands):

	2005	2004
CRDA deposits, bonds and other investments, net	$11,649	$11,085
Debt issuance costs, net	3,982	5,104
Other	2,585	1,526
Restricted cash	103	500

	$18,319	$18,215

The New Jersey Casino Control Act, as amended, requires RIH to purchase bonds issued by the Casino Reinvestment Development Authority (“CRDA”) or make other investments authorized by the CRDA, in an amount equal to 1.25% of RIH’s gross gaming revenue, as defined.

The CRDA bonds have interest rates ranging from 3.5% to 7.0% and have repayment terms of between 20 and 50 years. RIH records charges to expense to reflect the below-market interest rate payable on the bonds it may have to purchase to fulfill its investment obligation at the date the obligation arises. The charges (credits) for the years 2005, 2004 and 2003 for discounts on obligations arising in those years were $963,000, $1.5 million, and ($2.3 million), respectively. The 2003 credit is due to the reversal of approximately $3.0 million of amortization expense related to discounts on funds previously deposited with the CRDA in below-market bearing instruments. This reversal resulted from the receipt from the CRDA of $9,189,000 of previously deposited funds as reimbursement for costs incurred for the construction of the New Tower. The discount on CRDA bonds purchased is amortized to interest income over the life of the bonds using the effective interest method.

From time to time RIH has donated certain funds it has had on deposit with the CRDA in return for either relief from its obligation to purchase CRDA bonds or credits against future CRDA deposits. At December 31, 2005 and 2004, RIH owned $6.9 million and $7.0 million face value of bonds, respectively, issued by the CRDA and had $8.6 million and $7.2 million, respectively, on deposit with the CRDA. The majority of the Company’s deposits have been pledged for specific projects.

Debt issuance costs consist of amounts incurred in connection with obtaining long-term debt. The costs are amortized on a straight-line basis over the contractual life of the loan and amortization of such costs are included in interest expense.

Restricted cash in 2005 and 2004 represents proceeds from an asset sale which must be used to purchase “Replacement Assets” in accordance with the terms of the First Mortgage Notes Indenture.

6. Accrued Expenses and Other Current Liabilities

Components of accrued expenses and other current liabilities were as follows at December 31 (in thousands):

	2005	2004
Payroll	$9,637	$7,655
Insurance and related costs	1,313	1,799
Unredeemed chip liability	1,219	1,091
Liability for unredeemed cash incentives	990	2,011
Other	10,500	3,893

	$23,659	$16,449

7. Long-Term Debt

Long-term debt is summarized as follows at December 31 (in thousands):

	2005	2004
First Mortgage Notes, net of unamortized discount	$177,669	$177,103
Thermal Energy capital lease	5,966	6,280
CIT/FF&E Financing	15,956	15,543
Other notes payable	250	550

	199,841	199,476
Less: current portion	5,617	5,525

	$194,224	$193,951

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

The First Mortgage Notes contain certain covenants that, among other things, limit RIHC’s ability and the ability of its subsidiaries to pay dividends on, redeem or repurchase its or their capital stock, make investments, incur additional indebtedness, permit payment of or restrict dividends by certain of its subsidiaries, enter into sale leaseback transactions, sell assets, guarantee indebtedness, create certain liens, engage in transactions with affiliates, and consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries on a consolidated basis. The First Mortgage Notes also contain cross-default provisions whereby the acceleration of any indebtedness in an aggregate amount of $5.0 million prior to its scheduled maturity constitutes an event of default under the First Mortgage Notes Indenture.

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $6.0 million at December 31, 2005.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc (“CIT Facility”). The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment. Loans pursuant to the CIT Facility are repayable in up to a sixty-month amortization period from the date the loan is made. The outstanding loans associated with the CIT Facility bear interest at the rate of LIBOR plus three and one-half percent.

7. Long-Term Debt (continued)

RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. The outstanding balance due to CIT at December 31, 2005 was $16.0 million. The CIT Facility contains a fixed charge coverage ratio and a senior leverage financial covenant as defined in the Credit Facility. On March 29, 2006, the CIT Facility was amended to modify the required covenant calculations at December 31, 2005 and on a prospective basis. Absent this amendment, the Company would not have been in compliance with the financial covenants. As a part of the amendment, the Company was required to pay $1 million of the outstanding principal prior to March 31, 2006 and a fee of $80,000. The amendment also redefined the interest rate on the facility based on a sliding scale on operating results (as defined). The $1 million of outstanding principal has been reflected as a current liability at December 31, 2005.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million. The Commerce Facility expires on June 30, 2006. There was no outstanding balance on the Commerce Facility at December 31, 2005; however, $5.1 million of standby letters of credit have been issued against the Commerce Facility, leaving an availability of $4.9 million as of December 31, 2005. The Commerce Facility contains an interest coverage ratio and a minimum net worth requirement as defined in the Commerce Facility. On March 29, 2006, the CIT Facility was amended to modify the required covenant calculations at December 31, 2005 and on a prospective basis. Absent this amendment, the Company would not have been in compliance with the financial covenants.

During 2004, RREH purchased 2.0 acres of land adjacent to the Resorts site (see Note 14). The land was acquired in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note will mature immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes which are due March 15, 2009.

Interest on the $40 million note will be payable semi-annually, and will be calculated at the following annual rates: 0% through September 2004, 4% from October 2004 through March 2006, 6% from April 2006 through March 2008, and 9% from April 2008 through March 2009. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0. At December 31, 2005 the fixed charge coverage ratio was 1.0 to 1.0. In addition, the amount guaranteed is initially limited to $20 million increasing by $5 million each year. The KINA Note contains cross-default provisions whereby the acceleration of the scheduled maturity of the First Mortgage Notes constitutes an event of default under the KINA Note.

The aggregate amount of principal payments on all long–term indebtedness, by year is as follows (in thousands):

2006	$5,617
2007	5,746
2008	5,669
2009	180,298
2010	310
Thereafter	4,533

Total	$202,173

8. Related Party Transactions

For the years ended December 31, 2005, 2004 and 2003, the Company incurred expenses of approximately $297,000, $380,000 and $105,000, respectively, for fees and expenses incurred by affiliates of Colony Capital, the Company’s principal shareholder, and the Company’s directors.

In June 2004, RIHC and RIH entered into agreements with Colony Resorts LVH Acquisitions, LLC (“LVH”), which operates the Las Vegas Hilton. Under the terms of the agreements, if either company incurs costs in excess of its direct share or any expenses which are directly allocable to or incurred on behalf of the other company those costs will be reimbursed by that

8. Related Party Transactions (continued)

company. In April 2005, this agreement was amended to include Resorts International Holdings, LLC (“RIH LLC”), which operates Resorts East Chicago, Resorts Tunica, Bally’s Tunica and the Atlantic City Hilton.

The charges pursuant to the agreements are discretionary in nature and are agreed to by the parties to the agreements. During the year ended December 31, 2005, the Company charged to its affiliates $6.9 million as a result of these agreements and had a receivable recorded in the amount of $4.2 million for the amount due. Additionally, during the year ended December 31, 2005, the Company received charges of $7.3 million from its affiliates as a result of these agreements. The charge from the affiliate includes charges for medical and other insurance costs related to employees of the Company under a self-insured program managed by an affiliate of the Company which totaled $5.2 million for the year ended December 31, 2005. At December 31, 2005, the Company had a payable of $7.3 million to its affiliates. The operating results of the Company may be different if the Company operated autonomously and without these transactions with its affiliates.

9. Retirement Plans

RIH has a defined contribution plan in which substantially all non-union employees are eligible to participate. Employees of certain other affiliated companies are also eligible to participate in this plan. Contributions are made to the plan based on a percentage of eligible employee contributions. Contribution expense for this plan was $582,000, $592,000, and $609,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Union employees are covered by various multi-employer pension plans to which contributions are made by RIH and other unrelated employers. RIH’s pension expense for these plans was $2,168,000, $1,919,000, and $1,709,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

10. Income Taxes

Income tax expense (benefit) is comprised of the following for the year ended December 31 (in thousands):

	Year ended December 31,
	2005	2004	2003
Current:
Federal	$—	$(3,681)	$(369)
State	1,502	1,288	1,079

	1,502	(2,393)	710
Deferred:
Federal	(2,516)	2,337	1,017
State	(1,153)	(1,856)	—

	(3,669)	481	1,017

	$(2,167)	$(1,912)	$1,727

10. Income Taxes (continued)

The components of the deferred tax assets and liabilities were as follows at December 31 (in thousands):

	2005	2004
Deferred tax assets (liabilities):
Basis differences on property and equipment	$(10,135)	$(12,725)
Other	(1,066)	(1,443)

Total deferred tax liabilities	(11,201)	(14,168)
Deferred tax assets:
NOL and capital loss carryforwards	12,833	12,671
Book reserves not yet deductible for tax	2,769	3,174
Tax credit carryforwards	1,890	1,225
Other	3,464	2,538

Total deferred tax assets	20,956	19,608
Valuation allowance for deferred tax assets	(7,865)	(7,219)

Deferred tax assets, net of valuation allowance	13,091	12,389

Net deferred tax assets (liabilities)	$1,890	$(1,779)

The effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

	Year ended December 31,
	2005	2004	2003
Statutory Federal income tax rate	(34.0%)	(34.0%)	34.0%
Change in Federal income tax rate for deferred taxes	—	(1.4%)	—
Change in valuation allowance	5.9%	(1.2%)	0.0%
State taxes, net of Federal benefit	1.9%	(5.5%)	151.3%
Non-deductible provisions and expenses	8.3%	12.4%	181.7%

Effective tax rate	(17.9%)	(28.3%)	367.0%

On June 30, 2003, the State of New Jersey amended the New Jersey Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2004 though 2006. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $350,000 annually. For the years ended December 31, 2005, 2004 and 2003, the Company recorded a provision of $350,000, $350,000 and $175,000, respectively

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, required the suspension of the use of the New Jersey net operating loss carryforwards for two years and introduced an alternative minimum assessment (“NJAMA”) under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act was retroactive to January 1, 2002. In accordance with the Tax Act, the Company recorded a provision for current income tax of $665,000, $619,000 and $597,000, net of Federal benefit, for the years ended December 31, 2005, 2004 and 2003, respectively. Due to the unlimited expiration period of future tax credits associated with taxes paid under the NJAMA, the Company has a deferred tax asset recorded (in other long-term assets) of $1.8 million as of December 31, 2005.

At December 31, 2005, the Company has a net operating loss carryforward for Federal purposes of $18.3 million, which will begin expiring in the year 2024 and forward. A valuation allowance has been provided against the Company’s net Federal deferred tax asset including the net operating loss carryforwards.

10. Income Taxes (continued)

At December 31, 2005, the Company has a state net operating loss carryforward of approximately $112.1 million. The carryforward will expire as follows: 2006, $2.4 million; 2007, $40.2 million; 2008, $20.7 million and 2009, $48.8 million. The Company has reported a full valuation allowance against the carryforward because it does not expect to realize the tax benefit, primarily due to the limited expiration period.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has determined that the realization of certain of the Company’s deferred tax assets is not more likely than not and, as such, has provided a valuation allowance against those deferred tax assets at December 31, 2005 and 2004.

11. Common Stock and Stock Based Compensation

Under the Colony RIH Holdings, Inc. 2001 Omnibus Stock Incentive Plan, as amended, (the “Plan”), awards denominated or payable in shares or options to purchase shares of CRH’s common stock may be granted to officers and other key employees and consultants of CRH and its subsidiaries. The Plan permits the granting of up to 2,131 shares of Class A Common Stock and 43,122 shares of Class B Common Stock. The Board of Directors has sole discretion concerning administration of the Plan, including the determination of award goals, individuals to receive awards, types of awards, the terms and conditions of the awards, and the time at which awards will be granted. The Board of Directors may terminate the Plan at any time.

The exercise price for awards issued under the Plan is determined by the Board of Directors and is generally equal to the fair market value of CRH’s common stock at the date of the grant All of these options may be called by the Company in certain circumstances as defined in the agreement. For financial accounting purposes, these awards are re-measured at the end of each reporting period using the intrinsic value method and changes in intrinsic value are recorded as compensation expense at the end of each reporting period until the options are exercised.

Except for 555 Class A options and 11,188 Class B options which were granted to an independent contractor in 2001, and were immediately vested, the options have various terms from three to five years, and are excerisable in annual installments.

A summary of the status of the CRH’s stock option plan is presented below—

	Total A Shares		Total B Shares
	Granted	Vested	Granted	Vested
Balance at December 31, 2002	1,789	801	36,204	16,191
Granted	77	—	1,556	—
Vested	—	181	—	4,000
Forfeited	(325)	(65)	(6,571)	(1,314)

Balance at December 31, 2003	1,541	917	31,189	18,877

Granted	—	—	—	—
Vested	—	196	—	4,000
Forfeited	—	—	—	—

Balance at December 31, 2004	1,541	1,113	31,189	22,877

Granted	479	—	9,687	—
Vested	—	516	—	10,458
Forfeited	—	—	—	—

Balance at December 31, 2005	2,020	1,629	40,876	33,335

Compensation valuation credits recognized on all stock option awards for the years ended December 31, 2005, 2004 and 2003 was approximately $0, $0, and $(23,000), respectively.

The exercise price of outstanding Class B options is $100 per share.

12. Commitments and Contingencies

Litigation

The Company is a defendant in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the financial position, results of operations, or liquidity of RIHC.

License Renewal

On January 21, 2004, the New Jersey Casino Control Commission (the “NJCCC”) renewed RIH’s license to operate its casino hotel complex in Atlantic City for the four-year period ending January 31, 2008. The license period for a casino license renewed after April 30, 2004, shall be up to five years, but the NJCCC may reopen licensing hearings at any time. The NJCCC shall act upon any such application prior to the date of expiration of the current license. A casino license is not transferable.

Commitments

The Company leases land, office space and certain equipment under non-cancelable operating lease arrangements. These leases expire in various years. Rent expense under these lease agreements for the years ended December 31, 2005, 2004 and 2003 were approximately $3.0 million, $5.4 million and $3.5 million, respectively. Future minimum lease payments under noncancelable operating leases consist of the following at December 31, 2005 (in thousands):

2006	$2,633
2007	2,447
2008	2,447
2009	2,447
2010 and thereafter	$13,175

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, and restricted cash in other assets, are reasonable estimates of fair values because of the short term maturities of these investments. The carrying values of the capital leases and other notes payable approximate the fair market value of these instruments based on their terms and rates. CRDA deposits, bonds, and other investments are stated net of a valuation allowance reflecting the below-market interest rates associated with these investments, therefore the carrying values approximate their fair values. The fair value of the Company’s First Mortgage Notes is estimated to be $199,080,000 as of December 31, 2005, based on the trading price as of that date, compared to the carrying value of $177,669,000.

SCHEDULE II

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses		Other Changes (Deductions)		Balance at End of Year
Year ended December 31, 2003
Allowances for doubtful accounts	$4,202	$468		$(2,618	)(a)	$2,052
Valuation allowance for CRDA investments	$10,443	$(2,280	)(b)	$154	(c)	$8,317
Year ended December 31, 2004
Allowances for doubtful accounts	$2,052	$138		$(743	)(a)	$1,447
Valuation allowance for CRDA investments	$8,317	$1,510		$(1,242	)(d)	$8,585
Year ended December 31, 2005
Allowances for doubtful accounts	$1,447	$508		$(621	)(a)	$1,334

Valuation allowance for CRDA investments	$8,585	$963		$(281)		$9,267

(a)	Write-off uncollectible amounts.
(b)	Includes a $3.1 million reversal of discount.
(c)	CRDA administration charge related to reimbursement.
(d)	Includes the write-off of donated funds.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

CRH’s management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be included in the periodic reports to be filed with the Securities and Exchange Commission is made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date of this evaluation.

During the year ended December 31, 2005, there were no changes in CRH’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, CRH’s internal controls over financial reporting.

Item 9B. Other Information.

Not Applicable

PART III

Item 10. Directors and Executive Officers of the Registrant.

Incorporated herein by reference to Colony RIH Holdings, Inc.’s and Resorts International Hotel and Casino, Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2006.

The Company has adopted a code of ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officers, and other financial professionals. A printed copy of the Company’s code of ethics is available at no cost if requested in writing to: Chief Financial Officer, Resorts International Hotel and Casino, Inc., 1133 Boardwalk, Atlantic City, New Jersey 08401.

Item 11. Executive Compensation.

Incorporated herein by reference to Colony RIH Holdings, Inc.’s and Resorts International Hotel and Casino, Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Incorporated herein by reference to Colony RIH Holdings, Inc.’s and Resorts International Hotel and Casino, Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2006.

Item 13. Certain Relationships and Related Transactions.

Incorporated herein by reference to Colony RIH Holdings, Inc.’s and Resorts International Hotel and Casino, Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2006.

Item 14. Principal Accountant Fees and Services.

Incorporated herein by reference to Colony RIH Holdings, Inc.’s and Resorts International Hotel and Casino, Inc.’s Proxy Statement for its Annual Meeting of Stockholders to be held in 2006.

PART IV

Item 15. Exhibits, and Financial Statement Schedules.

The following documents are filed as part of this Form 10-K.

(a) Consolidated Financial Statements filed as part of this report are contained in Part II, Item 8.

(b) The exhibits listed below are filed with this report or incorporated by reference as set forth below.

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Colony RIH Holdings, Inc.*

3.2	By-Laws of Colony RIH Holdings, Inc.*

3.3	Certificate of Incorporation of Resorts International Hotel and Casino, Inc.*

3.4	Certificate of Amendment of Certificate of Incorporation of Resorts International Hotel and Casino, Inc.*

3.5	By-Laws of Colony Resorts International Hotel and Casino, Inc.*

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Colony RIH Holdings, Inc. Incorporated by reference to Exhibit 3.6 of Form 10-K for the year ended December 31, 2002.

3.7	Certificate of Second Amendment of Amended and Restated Certificate of Incorporation of Colony RIH Holdings, Inc. Incorporated by reference to Exhibit 3.7 of Form 10-K for the year ended December 21, 2004.

4.1	Form of Colony RIH Holdings, Inc. Stock Certificate.*

4.2	Form of Resorts International Hotel and Casino, Inc. Stock Certificate.*

10.1	Purchase Agreement, dated October 30, 2000, by and among Colony RIH Acquisitions, Inc., Sun International North America, Inc. and GGRI, Inc.*

10.2	First Amendment to the Purchase Agreement, dated February 28, 2001, among Colony RIH Acquisitions, Inc., Sun International North America, Inc. and GGRI, Inc.*

10.3	Second Amendment to the Purchase Agreement, dated April 5, 2001, among Colony RIH Acquisitions, Inc., Sun International North America, Inc. and GGRI, Inc.*

10.4	Third Amendment to the Purchase Agreement, dated April 24, 2001, among Colony RIH Acquisitions, Inc., Sun International North America, Inc, and GGRI, Inc.*

10.5	Second Amended and Restated Credit Agreement, dated May 18, 2001, among Colony RIH Acquisitions, Inc., the guarantors named therein, the lenders named therein, Merrill Lynch & Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bankers Trust Company.*

10.6	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated June 27, 2001, among Colony RIH Acquisitions, Inc., the guarantors named therein, the lenders named therein, Merrill Lynch & Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bankers Trust Company.*

10.7	Security Agreement, dated April 25, 2001, by Colony RIH Acquisitions, Inc., Colony RIH Holdings, Inc., Resorts International Hotel, Inc., New Pier Operating Company, Inc., the guarantors named therein and Bankers Trust Company.*

10.8	Option Agreement, dated April 25, 2001, by and between Colony RIH Acquisitions, Inc. and Sun International North America, Inc.*

10.9	Lease Agreement, dated April 25, 2001, by and between Sun International North America, Inc. and Colony RIH Acquisitions, Inc.*

10.10	Form of Note.*

10.11	Form of Indemnification Agreement.*

10.12	Securities Purchase Agreement, dated April 25, 2001, between Nicholas L. Ribis and Colony RIH Holdings, Inc.*

10.13	Securities Purchase Agreement, dated April 25, 2001, between Colony RIH Voteco, LLC and Colony RIH Holdings, Inc.*

10.14	Securities Purchase Agreement, dated April 25, 2001, between Colony Investors IV, L.P. and Colony RIH Holdings, Inc.*

10.15	Stockholders Agreement, dated April 25, 2001, by and among Colony RIH Holdings, Inc., Colony RIH Voteco, LLC, Colony Investors IV, L.P. and Nicholas L. Ribis.*

10.16+	Vice Chairman Agreement, dated April 25, 2001, by and among Nicholas L. Ribis and Colony RIH Acquisitions, Inc.*

10.17+	2001 Omnibus Stock Incentive Plan, dated April 25, 2001, by and between Colony RIH Holdings, Inc. and Nicholas L. Ribis.**

10.18+	Employment Agreement, dated October 1, 2001, by and between Resorts International Hotel, Inc. and Audrey S. Oswell.**

10.20+	Employment Agreement, dated October 1, 2001, by and between Resorts International Hotel, Inc. and Nicholas Amato.**

10.23+	Employment Agreement, dated October 1, 2001, by and between Resorts International Hotel, Inc. and Alan J. Rivin.**

10.25+	2001 Omnibus Stock Incentive Plan.**

10.26+	2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and Audrey S. Oswell.**

10.28+	2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and Nicholas Amato.**

10.31+	2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and Alan J. Rivin.**

10.32	Amended and Restated Loan and Security Agreement, dated June 24, 2002, between CIT Group/Equipment Financing, Inc. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2002.

10.33	Guaranty and Suretyship Agreement, dated June 24, 2002, by Resorts International Hotel and Casino, Inc. for the benefit of CIT Group/ Financing Inc. Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2002.

10.34	Thermal Energy Services Agreement, dated June 16, 2002, between Marina Energy, LLC and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2002.

10.35	Loan and Security Agreement, dated November 4, 2002, between Resorts International Hotel, Inc. and Commerce Bank, N.A. Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2002.

10.36	[Intentionally omitted]

10.37	Amendment No. 1 to Amended and Restated Loan and Security Agreement, dated September 22, 2003, between CIT Group/Equipment Financing, Inc. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.37 of Form 10-Q for the quarter ended September 30, 2003.

10.38	Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated January 16, 2004, between CIT Group/Equipment Financing, Inc. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2003.

10.39	Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated March 17, 2004, between CIT Group/Equipment Financing, Inc. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2003.

10.40	Master Agreement Among Kerzner International North America, Inc., Colony RIH Holdings, Inc., Resorts International Hotel and Casino, Inc., Resorts real Estate Holdings, Inc. Resorts International Hotel, Inc. and New Pier Operating Company, Inc., dated March 18, 2004. Incorporated by reference to Exhibit 10.40 of Form 10-K for the year ended December 31, 2003.

10.41	Secured Promissory Note, dated March 18, 2004, between Resorts Real Estate Holdings, Inc. and Kerzner International North America, Inc. Incorporated by reference to Exhibit 10.41 of Form 10-K for the year ended December 31, 2003.

10.42	Purchase and Sale Agreement, dated March 18, 2004, between Kerzner International North America, Inc. as Seller and Resorts Real Estate Holdings, Inc. as Purchaser. Incorporated by reference to Exhibit 10.42 of Form 10-K for the year ended December 31, 2003.

10.43	Security Agreement, dated March 18, 2004, between Resorts Real Estate Holdings, Inc, Colony RIH Holdings, Inc. as Grantors and Kerzner International North America, Inc. as Lender. Incorporated by reference to Exhibit 10.43 of Form 10-K for the year ended December 31, 2003.

10.44	Second Amendment to Lease Agreement, dated March 18, 2004, between Resorts Real Estate Holdings, Inc. (successor in interest to Kerzner International North America, Inc.) and Resorts International Hotel and Casino, Inc. 31, 2003. Incorporated by reference to Exhibit 10.44 of Form 10-K for the year ended December 31, 2003.

10.45	Guaranty, dated March 18, 2004, by Colony RIH Holdings, Inc. in favor of Kerzner International North America, Inc. Incorporated by reference to Exhibit 10.45 of Form 10-K for the year ended December 31, 2003.

10.46	Guaranty, dated March 18, 2004, by Resorts International Hotel and Casino, Inc., Resorts International Hotel, Inc. and New Pier Operating Company, Inc. in favor of Kerzner International North America, Inc. Incorporated by reference to Exhibit 10.46 of Form 10-K for the year ended December 31, 2003.

10.47+	Employment Agreement, dated May 26, 2004, by and between Resorts International Hotel, Inc. and Mark B. Lefever. Incorporated by reference to Exhibit 10.47 of Form 10-Q for the three months ended June 30, 2004.

10.48+	First Amendment to Vice Chairman Agreement, dated June 18, 2004, by and among Nicholas L. Ribis and Resorts International Hotel and Casino, Inc. Incorporated by reference to Exhibit 10.48 of Form 10-Q for the three months ended June 30, 2004.

10.49	[Intentionally omitted]

10.50	Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated September 14, 2004, between CIT Group/Equipment Financing, Inc. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.50 of Form 8-K, Current Report, filed September 17, 2004.

10.51	Amendment No. 1 to Loan and Security Agreement, dated September 24, 2004, between Commerce Bank, N.A. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.51 of Form 8-K, Current Report, filed September 27, 2004.

10.52	Amendment No. 1 to Employment Agreement, dated June 17, 2004, by and between Resorts International Hotel, Inc. and Audrey S. Oswell. Incorporated by reference to Exhibit 10.52 of Form 8-K, Current Report, filed October 5, 2004.

10.53	Amendment No. 2 to Loan and Security Agreement, dated September 30, 2004, between Commerce Bank, N.A. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.53 of Form 8-K, Current Report, filed November 1, 2004.

10.54	Incorporated by reference to Exhibit 10.54 of Form 10-K for the year ended December 31, 2004.

10.55+	Employment Agreement dated as of January 27, 2005, by and between Resorts International Hotel, Inc. and Joseph Weis. Incorporated by reference to Exhibit 10.55 of Form 10-Q for the three months ended March 31, 2005.

10.56	Amended and Restated Services Agreement dated as of April 26, 2005, by and among Resorts International Hotel, Inc., Colony Resorts LVH Acquisitions, LLC and Resorts International Holdings, LLC. Incorporated by reference to Exhibit 10.56 of Form 10-Q for the three months ended March 31, 2005.

10.57	Amended and Restated Joint Marketing Agreement dated as of April 26, 2005, by and among Resorts International Hotel, Inc., Colony Resorts LVH Acquisitions, LLC and Resorts International Holdings, LLC. Incorporated by reference to Exhibit 10.57 of Form 10-Q for the three months ended March 31, 2005.

10.58	Third Amendment to Loan and Security Agreement dated as of June 28, 2005, by and between Resorts International Hotel, Inc. and Commerce Bank, N.A. Incorporated by reference to Exhibit 10.58 of Form 8-K, Current Report, filed June 30, 2005.

10.59	Amendment No. 6 to Amended and Restated Loan and Security Agreement dated as of September 28, 2005, between the CIT Group/Equipment Financing, Inc. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.59 of Form 8-K, Current Report, filed October 3, 2005.

10.60	Amendment No. 7 to Amended and Restated Loan and Security Agreement dated as of March 29, 2006, between the CIT Group/Equipment Financing, Inc. and Resorts International Hotel, Inc.

10.61	Letter Amendment to Loan and Security Agreement dated March 29, 2006, between Commerce Bank, N.A. and Resorts International Hotel, Inc.

16.1	Acknowledgment of Arthur Andersen, LLP.*

21.1	Subsidiaries of the registrant.

31.1	Certification of Audrey Oswell, President and Chief Executive Officer of CRH, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark B. Lefever, Senior Vice President/CFO and Principal Financial Officer of CRH, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Audrey Oswell, President and Chief Executive Officer of RIHC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Mark B. Lefever, Senior Vice President/CFO and Principal Financial Officer of RIHC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Audrey S. Oswell, President and Chief Executive Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark B. Lefever, Senior Vice President/CFO and Principal Financial Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrants’ Form 10 filed July 13, 2001 (File No. 0-32987), as amended by Amendment No. 1, filed August 24, 2001.
**	Incorporated by reference to the Registrants’ Form 10-Q filed December 14, 2001, as amended by Amendment No. 1, filed February 20, 2002 (File No. 000-32987).
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2006

COLONY RIH HOLDINGS, INC.

By:	/s/ Mark B. Lefever
Name: Mark B. Lefever
Title: Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Audrey S. Oswell Audrey S. Oswell	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2006

/s/ Thomas J. Barrack, Jr Thomas J. Barrack, Jr	Director, Treasurer	March 30, 2006

/s/ Nicholas L. Ribis Nicholas L. Ribis	Director, Executive Vice President	March 30, 2006

/s/ Mark M. Hedstrom Mark M. Hedstrom	Director	March 30, 2006

/s/ Mark B. Lefever Mark B. Lefever	Senior Vice President (Principal Financial Officer)	March 30, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2006

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

By:	/s/ Mark B. Lefever
Name: Mark B. Lefever
Title: Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Audrey S. Oswell Audrey S. Oswell	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2006

/s/ Thomas J. Barrack, Jr Thomas J. Barrack, Jr	Director, Treasurer	March 30, 2006

/s/ Nicholas L. Ribis Nicholas L. Ribis	Director, Executive Vice President	March 30, 2006

/s/ Mark M. Hedstrom Mark M. Hedstrom	Director	March 30, 2006

/s/ Mark B. Lefever Mark B. Lefever	Senior Vice President (Principal Financial Officer)	March 30, 2006