Form 10-Q
period 2006-03-31
COLONY RIH HOLDINGS INC; RESORTS INTERNATIONAL HOTEL & CASINO INC
filed 2006-05-15
CIK 1141270, 1141271

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

(609) 344-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of Colony RIH Holdings, Inc.’s Class A Common Stock, $0.01 par value, was 38,295 and the number of shares outstanding of Colony RIH Holdings, Inc.’s Class B Common Stock, $0.01 par value, was 774,982, each as of May 12, 2006.

The number of shares outstanding of Resorts International Hotel and Casino, Inc.’s Common Stock, $0.01 par value, was 100 as of May 12, 2006.

COLONY RIH HOLDINGS, INC.

AND

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	March 31, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$16,286	$25,830
Receivables, net	6,972	6,607
Inventories	2,845	2,467
Prepaid expenses and other current assets	2,370	2,787

Total current assets	28,473	37,691

Property and equipment, net	299,761	298,154
Other assets	17,914	18,363

Total assets	$346,148	$354,208

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$6,838	$5,617
Accounts payable	13,496	8,010
Accrued interest payable	1,653	6,518
Accrued expenses and other current liabilities	22,939	24,110
Due to affiliates, net	2,786	3,107

Total current liabilities	47,712	47,362

Long-term debt, less current portion	232,940	234,224
Redeemable common stock	3,875	3,875

Total liabilities	284,527	285,461

Shareholders’ equity
Common stock:
Class A—$.01 par value, 900,000 shares authorized, 38,295 shares issued and outstanding	—	—
Class B—$.01 par value, 1,600,000 shares authorized, 774,982 shares issued and outstanding	8	8
Capital in excess of par	73,790	73,790
Accumulated deficit	(12,177)	(5,051)

Total shareholders’ equity	61,621	68,747

Total liabilities and shareholders’ equity	$346,148	$354,208

See accompanying notes

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2006	2005
Revenues:
Casino	$64,441	$61,257
Lodging	5,160	4,558
Food and beverage	7,333	4,870
Other	1,488	1,357
Less: promotional allowances	(20,144)	(15,698)

Total net revenue	58,278	56,344

Costs and expenses:
Casino	31,701	30,384
Lodging	692	568
Food and beverage	2,807	1,807
Other operating	741	638
Selling, general, and administrative	17,979	16,445
Depreciation and amortization	5,157	4,694

Total costs and expenses	59,077	54,536

(Loss) income from operations	(799)	1,808

Interest income	198	137
Interest expense	(6,437)	(6,310)
Other income, net	—	21

Loss before income taxes	(7,038)	(4,344)
Provision (benefit) for income taxes	88	(1,237)

Net loss	$(7,126)	$(3,107)

See accompanying notes.

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(7,126)	$(3,107)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,951	4,516
Amortization of debt premiums, discounts and issuance costs	438	441
Provision for doubtful receivables	95	44
Gain on disposal of fixed assets	—	(21)
Provision for discount on CRDA obligations, net of amortization	206	178
Deferred income tax	—	(149)
Changes in operating assets and liabilities:
Net increase in receivables	(460)	(1,770)
Net decrease in inventories, prepaid expenses and other current assets	39	804
Net decrease in other assets	555	26
Net increase in due to affiliates	(321)	—
Net increase in accounts payable and accrued expense	1,386	1,084
Net decrease in interest payable	(4,865)	(5,499)

Net cash used in operating activities	(5,102)	(3,453)

Cash Flows from Investing Activities:
Purchases of cash and cash equivalents – restricted, net of releases	—	398
Proceeds from sale of fixed assets	1	21
Purchase of property and equipment	(3,282)	(4,741)
CRDA deposits	(809)	(702)
CRDA refunds	8	—

Net cash used in investing activities	(4,082)	(5,024)

Cash Flows from Financing Activities:
Proceeds of borrowings	1,100	4,000
Payments to secure borrowings	—	(46)
Debt repayments	(1,460)	(2,354)

Net cash (used in) provided by financing activities	(360)	1,600

Net decrease in cash and cash equivalents	(9,544)	(6,877)
Cash and cash equivalents at beginning of period	25,830	31,975

Cash and cash equivalents at end of period	$16,286	$25,098

Supplemental Cash Flow Disclosures:
Cash paid during the period for:
Interest	$10,824	$10,632
Income taxes paid, net	$88	$88
Non-cash investment and financing transactions:
Obligations incurred for the purchase of property and equipment	$—	$1,405

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

The condensed consolidated financial statements include the accounts of CRH and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

As discussed in Note 2, absent the amendments to the Commerce Facility and the CIT Facility, the Company would not have been in compliance with financial covenants contained in its CIT Facility and Commerce Facility as of December 31, 2005 and with the Commerce Facility at March 31, 2006. Management has also renegotiated the financial covenants with CIT and Commerce for periods subsequent to December 31, 2005. The Commerce Facility expires on June 30, 2006. The Company had a working capital deficit of $19.2 million at March 31, 2006. Management believes, based on the information currently available, that the results of its operations will allow the Company to meet these financial covenants and pay its obligations as they become due. However, there can be no assurances that management will be successful in this regard.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results set forth in the condensed consolidated statement of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and notes thereto included in CRH’s annual report on Form 10-K for the year ended December 31, 2005.

Certain prior year balances have been reclassified to conform to the current year’s presentation.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company adopted SFAS 123(R) on January 1, 2006 and the effect of adoption was not material.

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

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $5.9 million at March 31, 2006.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc (“CIT Facility”). The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment. As amended the Loans pursuant to the CIT Facility are repayable in up to a sixty- month amortization period from the date the loan is made. The outstanding loans associated with the CIT Facility bear interest at the rate of LIBOR plus the applicable margin (as defined) which can range from 3.25% to 5.75% based upon operating results. As of March 31, 2006, the interest rate on the CIT Facility was 8.5% per annum. RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. The CIT Facility contains a fixed charge coverage ratio and a senior leverage financial covenant as defined in the CIT Facility. On March 29, 2006, the CIT Facility was amended to modify the required covenant calculations at December 31, 2005 and on a prospective basis. Absent this amendment, the Company would not have been in compliance with the financial covenants. As a part of the amendment, the Company was required to pay $1 million of the outstanding principal prior to March 31, 2006 and a fee of $80,000. The outstanding balance due to CIT at March 31, 2006 was $15.0 million. The Company was in compliance with the CIT Facility covenants at March 31, 2006.

2. LONG TERM DEBT (continued)

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million. The Commerce Facility expires on June 30, 2006. As of March 31, 2006, there were $5.2 million of standby letters of credit issued against the Commerce Facility and borrowings having an aggregate outstanding balance of $1.1 million, leaving an availability of $3.7 million. The Company was not in compliance with the Commerce Facility covenants at March 31, 2006 and received a waiver from Commerce for its deficiency.

During 2004, RREH purchased from KINA 2.0 acres of land adjacent to the Resorts site. The land was acquired in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note will mature immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes, which are due March 15, 2009. Interest on the $40 million note is payable semi-annually and is calculated at the following annual rates: 0% through September 2005, 4% from October 2005 through March 2006, 6% from April 2006 through March 2008, and 9% from April 2008 through March 2009. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however, that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed is initially limited to $20 million increasing by $5 million each year. The KINA Note contains cross-default provisions whereby the acceleration of the scheduled maturity of the First Mortgage Notes constitutes an event of default under the KINA Note.

3. REDEEMABLE COMMON STOCK

The proceeds from the sale of 1,915 shares of Class A Common Stock and 38,750 shares of Class B Common Stock have been classified separately from shareholders’ equity as “Redeemable Common Stock” in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances.

4. INCOME TAXES

The provision for income taxes for the three months ended March 31, 2006 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues.

On June 30, 2003, the State of New Jersey amended the New Jersey Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2005 through 2006. This tax is due to expire June 30, 2006, the state’s fiscal year-end. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $175,000 and $350,000 for the years 2006 and 2005, respectively. In connection with this tax, the Company recorded provisions for income taxes of $88,000 in each of the three month periods ended March 31, 2006 and 2005.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carry forwards through 2006 and the introduction of a new alternative minimum assessment (“NJAMA”) under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act was retroactive to January 1, 2002 and expires at December 31, 2007. Since amounts paid under the alternative minimum assessment have an unlimited expiration date to offset state taxable income upon suspension of the NJAMA, the Company has a tax credit recorded on the balance sheet at March 31, 2006 for the cumulative amount of the future tax credits related to payments under the NJAMA since the inception of the NJAMA.

5. STOCK OPTIONS

Under the Colony RIH Holdings, Inc. 2001 Omnibus Stock Incentive Plan (the “Plan”), awards denominated or payable in shares or options to purchase shares of CRH’s common stock may be granted to officers and other key employees and consultants of CRH and its subsidiaries. The Plan permits the granting of up to 2,131 shares of Class A Common Stock and 43,122 shares of Class B Common Stock. The Board of Directors has sole discretion concerning administration of the Plan, including the determination of award goals, individuals to receive awards, types of awards, the terms and conditions of awards, and the time at which awards will be granted. The Board of Directors may terminate the Plan at any time. The exercise price in each instance is 100% of the estimated fair market value of CRH’s stock on the date of the grant.

Except for 555 Class A options and 11,188 Class B options, which were granted to an independent contractor in 2001 and were immediately vested, the options have various vesting periods ranging from three to five years. As of March 31, 2006, 2,020 Class A options had been granted, of which 1,773 options have vested and are fully exercisable. Also as of March 31, 2006, 40,876 Class B options had been granted, of which 35,883 options have vested and are fully exercisable.

6. RELATED PARTY TRANSACTIONS

As of March 31, 2006 and December 31, 2005, the Company owed affiliates approximately $2.8 million and $3.1 million, respectively, for fees and expenses incurred by affiliates of Colony Capital, the Company’s principal shareholder.

In June 2004, RIHC and RIH entered into agreements with Colony Resorts LVH Acquisitions, LLC (“LVH”), which owns and operates the Las Vegas Hilton. Under the terms of the agreements, if either company incurs costs in excess of its direct share or any expenses which are directly allocable to or incurred on behalf of the other company, such excess costs will be reimbursed. In April 2005, this agreement was amended to include Resorts International Holdings, LLC (“RIH LLC”), which owns and operates Resorts East Chicago, Resorts Tunica, Bally’s Tunica, and Atlantic City Hilton. The charges pursuant to the agreements are discretionary in nature and are agreed to by the parties to the agreements. During the three months ended March 31, 2006, the Company charged to its affiliates $1.6 million as a result of these agreements and had a receivable due from affiliates of $3.7 million for the amount due. Additionally, during the three months ended March 31, 2006, the Company incurred charges of $4.2 million from its affiliates as a result of these agreements. These charges from affiliates include charges for medical and other insurance costs related to employees of the Company under a self-insured program managed by an affiliate which was $3.0 million. At March 31, 2006, the Company owed $6.5 million to its affiliates. The operating results of the Company could be different if the Company operated autonomously and without these transactions with its affiliates.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	March 31, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$15,293	$25,280
Receivables, net	6,972	6,607
Inventories	2,845	2,467
Prepaid expenses and other current assets	2,370	3,137

Total current assets	27,480	37,491

Property and equipment, net	258,303	256,696
Other assets	17,823	18,319

Total assets	$303,606	$312,506

Liabilities and Shareholder’s Equity
Current liabilities
Current maturities of long-term debt	$6,838	$5,617
Accounts payable	13,496	8,010
Accrued interest payable	862	6,050
Accrued expenses and other current liabilities	22,138	23,659
Due to affiliates	2,786	3,107

Total current liabilities	46,120	46,443

Long-term debt, less current portion	192,940	194,224
Total liabilities	239,060	240,667

Shareholder’s equity
Common stock - $0.01 par value, 10,000 shares authorized, 100 shares issued and outstanding	—	—
Capital in excess of par	77,673	77,673
Accumulated deficit	(13,127)	(5,834)

Total shareholder’s equity	64,546	71,839

Total liabilities and shareholder’s equity	$303,606	$312,506

See accompanying notes

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2006	2005
Revenues:
Casino	$64,441	$61,257
Lodging	5,160	4,558
Food and beverage	7,333	4,870
Other	1,488	1,357
Less: promotional allowances	(20,144)	(15,698)

Total net revenue	58,278	56,344

Costs and expenses:
Casino	31,701	30,384
Lodging	692	568
Food and beverage	2,807	1,807
Other operating	741	638
Selling, general, and administrative	18,469	16,907
Depreciation and amortization	5,157	4,694

Total costs and expenses	59,567	54,998

(Loss) income from operations	(1,289)	1,346

Interest income	198	137
Interest expense	(6,114)	(5,910)
Other income, net	—	21

Loss before income taxes	(7,205)	(4,406)

Provision (benefit) for income taxes	88	(1,237)

Net loss	$(7,293)	$(3,169)

See accompanying notes

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(7,126)	$(3,107)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,951	4,516
Amortization of debt premiums, discounts and issuance costs	438	441
Provision for doubtful receivables	95	44
Gain on disposal of fixed assets	—	(21)
Provision for discount on CRDA obligations, net of amortization	206	178
Deferred income tax	—	(149)
Changes in operating assets and liabilities:
Net increase in receivables	(460)	(1,770)
Net decrease in inventories, prepaid expenses and other current assets	39	804
Net decrease in other assets	555	26
Net increase in due to affiliates	(321)	—
Net increase in accounts payable and accrued expense	1,386	1,084
Net decrease in interest payable	(4,865)	(5,499)

Net cash used in operating activities	(5,102)	(3,453)

Cash Flows from Investing Activities:
Purchases of cash and cash equivalents – restricted, net of releases	—	398
Proceeds from sale of fixed assets	1	21
Purchase of property and equipment	(3,282)	(4,741)
CRDA deposits	(809)	(702)
CRDA refunds	8	—

Net cash used in investing activities	(4,082)	(5,024)

Cash Flows from Financing Activities:
Proceeds of borrowings	1,100	4,000
Payments to secure borrowings	—	(46)
Debt repayments	(1,460)	(2,354)

Net cash (used in) provided by financing activities	(360)	1,600

Net decrease in cash and cash equivalents	(9,544)	(6,877)
Cash and cash equivalents at beginning of period	25,830	31,975

Cash and cash equivalents at end of period	$16,286	$25,098

Supplemental Cash Flow Disclosures:
Cash paid during the period for:
Interest	$10,824	$10,632
Income taxes paid, net	$88	$88
Non-cash investment and financing transactions:
Obligations incurred for the purchase of property and equipment	$—	$1,405

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

The condensed consolidated financial statements include the accounts of CRH and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

As discussed in Note 2, absent the amendments to the Commerce Facility and the CIT Facility, the Company would not have been in compliance with financial covenants contained in its CIT Facility and Commerce Facility as of December 31, 2005 and the Commerce Facility as of March 31, 2006. Management has also renegotiated the financial covenants with CIT and Commerce for periods subsequent to December 31, 2005. The Commerce Facility expires on June 30, 2006. The Company had a working capital deficit of $18.7 million at March 31, 2006. Management believes, based on the information currently available, that the results of its operations will allow the Company to meet these financial covenants and pay its obligations as they become due. However, there can be no assurances that management will be successful in this regard.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results set forth in the condensed consolidated statement of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and notes thereto included in RIHC’s annual report on Form 10-K for the year ended December 31, 2005.

Certain prior year balances have been reclassified to conform to the current year’s presentation.

New Accounting Pronouncement

In December 2004, the FASB issued Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires stock-based employee compensation to be measured based on the grant-date fair value of the award and the cost to be recognized over the period during which, an employee is required to provide service in exchange for the award. SFAS 123(R) eliminates the alternative use of APB No. 25’s intrinsic value method of accounting for stock options granted to employees.

The Company adopted SFAS 123(R) on January 1, 2006 and the effect of adoption was not material.

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

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $5.9 million at March 31, 2006.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc (“CIT Facility”). The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment. As amended, the loans pursuant to the CIT Facility are repayable in up to a sixty month amortization period from the date the loan is made. The outstanding loans associated with the CIT Facility bear interest at the rate of LIBOR plus the applicable margin (as defined) which can range from 3.25% to 5.75% based upon operating results. As of March 31, 2006, the interest rate on the CIT Facility was 8.5% per annum. RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. The CIT Facility contains a fixed charge coverage ratio and a senior leverage financial covenant as defined in the Credit Facility. On March 29, 2006, the CIT Facility was amended to modify the required covenant calculations at December 31, 2005 and on a prospective basis. Absent this amendment, the Company would not have been in compliance with the financial covenants. As a part of the amendment, the Company was required to pay $1 million of the outstanding principal prior to March 31, 2006 and a fee of $80,000. The outstanding balance due to CIT at March 31, 2006 was $15.0 million. The Company was in compliance with the CIT Facility covenants at March 31, 2006.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million. The Commerce Facility expires on June 30, 2006. As of March 31, 2006 there were $5.2 million of standby letters of credit issued against the Commerce Facility and borrowings having an aggregate outstanding balance of $1.1 million, leaving an availability of $3.7 million. The Company was not in compliance with the Commerce Facility covenants at March 31, 2006 and received a waiver from Commerce for its deficiency.

During 2004, RREH purchased from KINA 2.0 acres of land adjacent to the Resorts site. The land was acquired in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note will mature immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes which are due March 15, 2009. Interest on the $40 million note is payable semi-annually, and is calculated at the following annual rates: 0% through September 2005, 4% from October 2005 through March 2006, 6% from April 2006 through March 2008, and 9% from April 2008 through March 2009. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed is initially limited to $20 million increasing by $5 million each year. The KINA Note contains cross-default provisions whereby the acceleration of the scheduled maturity of the First Mortgage Notes constitutes an event of default under the KINA Note.

3. INCOME TAXES

The provision for income taxes for the three months ended March 31, 2006 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues.

On June 30, 2003, the State of New Jersey amended the New Jersey Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2005 though 2006. This tax is due to expire June 30, 2006, the state’s fiscal year-end. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $175,000 and $350,000 for the years 2006 and 2005, respectively. In connection with this tax, the Company recorded provisions for income taxes of $88,000 in each of the three month periods ended March 31, 2006 and 2005.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards through 2006 and the introduction of a new alternative minimum assessment (“NJAMA”) under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act was retroactive to January 1, 2002 and expires at December 31, 2007. Since amounts paid under the alternative minimum assessment have an unlimited expiration date to offset state taxable income upon suspension of the NJAMA, the Company has a tax credit recorded on the balance sheet at March 31, 2006 for the cumulative amount of the future tax credits related to payments under the NJAMA since the inception of the NJAMA.

4. STOCK OPTIONS

Under the Colony RIH Holdings, Inc. 2001 Omnibus Stock Incentive Plan (the “Plan”), awards denominated or payable in shares or options to purchase shares of CRH’s common stock may be granted to officers and other key employees and consultants of CRH and its subsidiaries. The Plan permits the granting of up to 2,131 shares of Class A Common Stock and 43,122 shares of Class B Common Stock. The Board of Directors has sole discretion concerning administration of the Plan, including the determination of award goals, individuals to receive awards, types of awards, the terms and conditions of awards, and the time at which awards will be granted. The Board of Directors may terminate the Plan at any time. The exercise price in each instance is 100% of the estimated fair market value of CRH’s stock on the date of the grant.

Except for 555 Class A options and 11,188 Class B options which were granted to an independent contractor in 2001 and were immediately vested, the options have various vesting periods ranging from three to five years. As of March 31, 2006, 2,020 Class A options had been granted, of which 1,773 options have vested and are fully exercisable. Also as of March 31, 2006, 40,876 Class B options had been granted, of which 35,883 options have vested and are fully exercisable.

5. RELATED PARTY TRANSACTIONS

As of March 31, 2006 and December 31, 2005, the Company owed affiliates approximately $2.8 million and $3.1 million, respectively, for fees and expenses incurred by affiliates of Colony Capital, the Company’s principal shareholder.

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

5. RELATED PARTY TRANSACTIONS (continued)

The charges pursuant to the agreements are discretionary in nature and are agreed to by the parties to the agreements. During the three months ended March 31, 2006, the Company charged to its affiliates $1.6 million as a result of these agreements and had a receivable due from affiliates of $3.7 million for the amount due. Additionally, during the three months ended March 31, 2006, the Company incurred charges of $4.2 million from its affiliates as a result of these agreements. These charges from affiliates include charges for medical and other insurance costs related to employees of the Company under a self-insured program managed by an affiliate which was $3.0 million. At March 31, 2006, the Company owed $6.5 million to its affiliates. The operating results of the Company could be different if the Company operated autonomously and without these transactions with its affiliates.

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

The following discussion and analysis as well as the associated tables are based on the financial statements of RIHC. The financial statements of CRH and RIHC are materially similar with certain differences related to the following:

•	the financial statements of CRH include the financial statements of RREH, which acquired the Option Land on March 18, 2004 and issued a $40 million note to KINA in payment thereof;

•	the financial statements of CRH classify certain equity instruments separately from shareholders’ equity as redeemable common stock in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances; and

•	the financial statements of RIHC include intercompany rent for the Option Land properties that RIHC pays to RREH. The intercompany rent is eliminated in the consolidation of RIHC and RREH into CRH’s financial statements.

A reconciliation of selected financial information between RIHC and CRH is as follows:

Assets

	March 31, 2006	December 31, 2005
	($ in thousands)
Total assets of RIHC	$303,606	$312,506
Basis of Option Land acquired	41,458	41,458
Other	1,084	244

Total assets of CRH	$346,148	$354,208

Liabilities

	March 31, 2006	December 31, 2005
	($ in thousands)
Total liabilities of RIHC	$239,060	$240,667
Note payable, plus accrued interest	40,791	40,468
Other accrued expenses	801	451
Redeemable common stock	3,875	3,875

Total liabilities of CRH	$284,527	$285,461

Equity

	March 31, 2006	December 31, 2005
	($ in thousands)
Total shareholder’s equity of RIHC	$64,546	$71,839
Redeemable common stock	(3,875)	(3,875)
Intercompany rent	3,802	3,312
Interest expense	(2,491)	(2,168)
Income tax expense	(361)	(361)

Total shareholders’ equity of CRH	$61,621	$68,747

Net Income (loss)

	Three months ended March 31,
	2006	2005
	($ in thousands)
Net loss of RIHC	$(7,293)	(3,169)
Intercompany rent	490	462
Interest expense	(323)	(400)

Net loss of CRH	$(7,126)	$(3,107)

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

The Company adopted SFAS 123(R) on January 1, 2006 and the effect of adoption was not material.

Key Performance Indicators

The Company generates the majority of its net revenues from gaming operations, therefore many of the key performance indicators that management uses to manage its business are related to the casino. The key indicators related to gaming revenue are as follows:

•	Table games drop (the dollar amount of chips purchased) and slot handle (the dollar amounts wagered in slot machines), which are indicators of volume;

•	The hold percentage (the percentage of win to drop or handle); Resorts typical table games hold percentage annually averages approximately 15% of table games drop, and its typical slot hold percentage annually averages 8% of slot handle.

Key performance indicators related to non-gaming revenues include hotel occupancy, an indicator of volume in the hotel, and restaurant covers (number of meals served), also a volume indicator.

RIHC also considers “EBITDA” to be a key indicator of its performance. EBITDA, as further defined in the First Mortgage Notes indenture (the “Indenture”), represents RIHC’s earnings before interest expense, taxes, depreciation and amortization costs and other non-cash items. Management believes that EBITDA is a commonly used measure of performance in the gaming industry, and uses it as the primary measurement in evaluating management’s operating performance. EBITDA should not be considered as an alternative to operating income (as determined in accordance with U.S. generally accepted accounting principles, or “GAAP”) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with GAAP. Not all companies calculate EBITDA in the same manner. The following table reflects a reconciliation of EBITDA, as defined in the Indenture, to net income as determined in accordance with GAAP for the periods noted:

	Three months ended March 31,
	2006	2005
	($ in thousands)
Net loss	$(7,293)	$(3,169)
Add: Interest expense	6,114	5,910
Provision (benefit) for income taxes	88	(1,237)
Depreciation and amortization	5,157	4,694
(Gain) loss on disposal of assets	—	(21)

EBITDA	$4,066	$6,177

Operating Results

Various events have had a significant impact on Resorts’ operations over the last two years. The most notable of these are as follows:

•	Continued construction on the retail corridor which connects the new lobby with the Ocean Tower and which opened in January 2006.

•	Certain regional and national events, including increased energy costs, the war in Iraq, and the general economic conditions.

Revenues

The following table presents the detail of the Company’s net revenues for the periods noted:

	Three months ended March 31,
	2006	% change	2005
	($ in thousands)
Casino revenues:
Slots	$48,788	10.8%	$44,043
Table games	15,346	(9.2%)	16,909
Other	307	0.7%	305

Total casino revenues	64,441	5.2%	61,257

Non-casino revenue:
Lodging	5,160	13.2%	4,558
Food and beverage	7,333	50.6%	4,870
Entertainment, retail and other	1,488	9.7%	1,357

Total non-casino revenues	13,981	29.6%	10,785

Less: promotional allowances	(20,144)	28.3%	(15,698)

Total net revenues	$58,278	3.4%	$56,344

The increase in slot revenues in 2006 was due to a $34.4 million increase in slot handle to $ 591.3 million from $556.9 million in 2005, while the 2006 net slot hold percentage increased to 8.3% from the 2005 net slot hold percentage of 7.9%. The increase in slot handle was due to the addition of new themed slot machines and improved slot technologies, including “coinless” slots as well as increased cash incentives..

The increase in table games revenues in 2006 was due to a $6.6 million or 6.2% increase in table drop to $ 108.3 million in 2006 from $101.7 million in 2005, partially offset by a decrease in the table games hold percentage to 14.0% in 2006 from 16.5% in 2005. The increase in table drop was primarily due to increased play from Asian customers due to a marketing program that was in its early stages of player development during the comparable 2005 period.

The increase in lodging revenues in 2006 was a result of the increased the number of available hotel rooms by 12.9% over prior year levels. The number of rooms occupied during 2006 increased 18.6% over 2005 levels, while the average daily room rate decreased to $ 85.74 in 2006, from $89.30 in 2005.

The increase in food and beverage revenues in 2006 was due to an increase in the total number of restaurant covers (meals served) by 41.3% to 349,649 in 2006 from 247,452 in 2005, primarily due to the closing of the buffet for most of the first quarter of 2005. This was offset slightly by a 4.1% decrease in the average price per cover to $ 15.18 in 2006 from $15.83 in 2005.

Promotional allowances are expenses incurred by Resorts for complimentary services (goods and services, including rooms, food, beverage and admission, provided free of charge to gaming patrons) and cash incentives given to gaming patrons. In addition to an increase in promotional rooms expense of approximately $353,000, as a result of the increase in available rooms, the increased expense in 2006 resulted from higher cash incentives redeemed by slot machine patrons of $2.1 million, including cash complimentaries of $194,000 and mailings of $385,000, and are a direct result of increased gaming volumes.

Operating Results

The following table presents the detail of the Company’s operating results for the periods noted:

	Three months ended March 31,
	2006	% change	2005
	($ in thousands)
Total net revenues	$58,278	3.43%	$56,344
Costs and expenses:
Casino and hotel operations	35,941	7.62%	33,397
Selling, general and administrative	18,469	9.24%	16,907
Depreciation and amortization	5,157	9.86%	4,694

Total costs and expenses	59,567	8.31%	54,998

(Loss) Income from operations	$(1,289)	(195.77)%	$1,346

The increase in Casino and Hotel operations is primarily due to increased costs in the food and beverage operations ($1.0 million). Food and beverage costs increased due to increased customer volumes, which directly impacted cost of sales ($775,000) and payroll and related costs ($798,000). Casino costs increased $1.3 million, primarily due to increased cost of complimentaries ($481,000), repairs and maintenance for slot machines ($413,000) and tobacco expense ($271,000) related to increased customer volumes. Lodging expenses also increased ($124,000) primarily due to increased volume in room nights sold. The increase ($1.6 million) in selling, general and administrative expenses in 2006 resulted from increased payroll and related costs ($975,000) primarily due to increased health care benefits, increased utilities costs ($448,000) primarily due to the increase in energy rates, and insurance claims ($358,000).

The increase in depreciation and amortization expense for 2006 was due to continued investment in slot machines and information technology as well as the retail corridor connector improvements.

Non-Operating Results

The following table presents information related to the Company’s non-operating income and expenses for the periods noted:

	Three months ended March 31,
	2006	2005
	($ in thousands)
Interest income	$198	$137
Interest expense	$6,114	$5,910
Other income, net	$—	$21

The increase in interest income in 2006 is related to the increase in Resorts’ interest yielding cash balances year-to-year, as well as a slight increase in interest rates compared to the prior year.

The increase in total interest cost in 2006 is due to increased borrowings and increased interest rates under the equipment credit facility.

Income Taxes

The following table presents information related to the Company’s income tax benefit for the periods noted:

	Three months ended March 31,
	2006	2005
	($ in thousands)
Federal income tax expense (benefit)	$—	$(1,325)
NJ Casino net profits tax	88	88

Total income tax expense (benefit)	$88	$(1,237)

A federal income tax benefit of $1.3 million was recorded for the three months ended March 31, 2005 based on expectations of future Federal pretax profits for that year. No such benefit was recorded for the same period in 2006.

On June 30, 2003, the State of New Jersey amended the NJCCA, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licenses in calendar year 2002, payable in the state’s fiscal years 2005 though 2006. This tax is due to expire June 30, 2006, the state’s fiscal year-end. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $175,000 and $350,000 for the years 2006 and 2005, respectively. In connection with this tax, the Company recorded provisions for income taxes of $88,000 in each of the three month periods ended March 31, 2006 and 2005.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards through 2006 and the introduction of a new alternative minimum assessment (“NJAMA”) under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act was retroactive to January 1, 2002 and expires at December 31, 2007.

Liquidity and Capital Resources

CRH’s cash flows consisted of the following:

Cash flows from Operating Activities

	Three months ended March 31,
	2006	2005
	($ in thousands)
Net cash used in operating activities	$(5,102)	$(3,453)
Cash flows from investing activities:
Purchases of property and equipment	(3,282)	(4,741)
Purchases of restricted cash, net of releases	—	398
Proceeds from sale of fixed assets	1	21
CRDA refunds (deposits), net	(801)	(702)

Net cash used in investing activities	(4,082)	(5,024)

Cash flows from financing activities:
Proceeds of borrowings	1,100	4,000
Debt repayments	(1,460)	(2,354)
Other	—	(46)

Net cash provided by (used in) financing activities	(360)	1,600

Net increase (decrease) in cash and cash equivalents	$(9,544)	$(6,877)

Net cash used in operations for the first quarter of 2006 reflects an unfavorable variance from the same period of 2005 primarily due to unfavorable operating results and increased affiliate charges related to shared medical costs.

At March 31, 2006, RIHC has cash and cash equivalents of $15.3 million as compared to $25.3 million at December 31, 2005. Included in these balances at March 31, 2006 and December 31, 2005 is approximately $12.9 million and $12.8 million, respectively, representing cash on hand, which is needed to operate the business.

Cash Flows from Investing Activities

During the three months ended March 31, 2006, the Company expended $3.3 million for the purchase of property and equipment, which includes the purchase of new slot machines and related equipment, computer upgrades, and other facility improvements.

The CRDA agreed to reimburse certain costs associated with the hotel tower construction, totaling approximately $13.1 million through 2008. Approximately $10.0 million of these reimbursements has been received by RIHC as of March 31, 2006.

Cash Flows from Financing Activities

During the first quarter of 2006, RIHC borrowed $2.1 million against the Commerce Facility, of which $1.0 million was repaid by March 31, 2006. Other debt repayments during the first quarter of 2006 primarily represent payments to CIT on loans outstanding under the equipment credit facility.

Other Factors Affecting Liquidity

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $5.9 million at March 31, 2006.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc (“CIT Facility”). The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment. Loans pursuant to the CIT Facility are repayable in up to a sixty- month amortization period from the date the loan is made. The outstanding loans associated with the CIT Facility bear interest at the rate of LIBOR plus the applicable margin (as defined) which can range from 3.25% to 5.75% based upon operating results. As of March 31, 2006, the interest rate on the CIT Facility was 8.5% per annum. RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. The CIT Facility contains a fixed charge coverage ratio and a senior leverage financial covenant as defined in the Credit Facility. On March 29, 2006, the CIT Facility was amended to modify the required covenant calculations at December 31, 2005 and on a prospective basis. Absent this amendment, the Company would not have been in compliance with the financial covenants. As a part of the amendment, the Company was required to pay $1 million of the outstanding principal prior to March 31, 2006 and a fee of $80,000. The outstanding balance due to CIT at March 31, 2006 was $15.0 million. Commencing April 1, 2006, the outstanding principal balance as of March 31, 2006 will be paid in equal monthly installments commencing April 2006 and ending December 2008. The Company was in compliance with the CIT Facility covenants at March 31, 2006.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility provides for working capital borrowings and letters of credit up to $10 million. The Commerce Facility expires on June 30, 2006. There were $5.2 million of standby letters of credit issued against the Commerce Facility and borrowings having an aggregate outstanding balance of $1.1 million on March 31, 2006, leaving an availability of $3.7 million. RIH is currently in negotiations with Commerce to extend the Commerce Facility beyond June 30, 2006. There can be no assurance that the Commerce Facility will be extended beyond June 30, 2006. The Company was not in compliance with the Commerce Facility covenants at March 31, 2006 and received a waiver from Commerce for its deficiency.

During 2004, RREH purchased 2.0 acres of land adjacent to the Resorts site. The land was acquired in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note will mature immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes which are due March 15, 2009. Interest on the $40 million note is payable semi-annually, and is calculated at the following annual rates: 0% through September 2005, 4% from October 2005 through March 2006, 6% from April 2006 through March 2008, and 9% from April 2008 through March 2009. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed is initially limited to $20 million increasing by $5 million each year. The KINA Note contains cross-default provisions whereby the acceleration of the scheduled maturity of the First Mortgage Notes constitutes an event of default under the KINA Note.

In conjunction with the option land purchase transaction, the Option Agreement between RIHC and KINA was terminated. With the termination of the Option Agreement, the lease agreement between KINA and RIH converted to a month-to-month fair market value lease. As part of the option land purchase transaction, the lease was amended to be a triple-net lease and was assigned by KINA to RREH. The amended agreement calls for the following payments: $1.3 million security deposit paid upon closing, offset against lease payments of $205,000 per month through September 2005; $135,833 per month from October 2005 through March 2006; $202,500 per month from April 2006 through March 2008; $302,500 per month from April 2008 through March 2009 and $402,500 per month thereafter. The lease agreement may be terminated by either party upon 30 days notice, with any security deposit remaining upon termination to be refunded to RIH.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material.

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

ITEM 4. CONTROLS AND PROCEDURES.

Based on their evaluation as of the end of the period covered by this report, the principal executive officer and principal financial officer concluded that the Companies’ disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the periodic reports to be filed with the Securities and Exchange Commission is recorded, processed and reported within the time periods specified in SEC rules and forms.

During the three months ended March 31, 2006, there were no changes in the Companies’ internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Companies’ internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

None

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
10.62	Amendment to Vice Chairman Agreement dated as of May 19, 2005, between Nicholas L. Ribis and Resorts International Hotel and Casino, Inc.

10.63	Separation Agreement dated as of March 27, 2006, between Audrey S. Oswell, Colony RIH Holdings, Inc. and Resorts International Hotel, Inc.

31.1	Certification of Francis X. McCarthy, Executive Vice President Finance/CFO and Acting Principal Executive Officer of CRH, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Francis X. McCarthy, Executive Vice President Finance/CFO and Acting Principal Executive Officer of RIHC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Francis X. McCarthy, Executive Vice President Finance/CFO and Principal Financial Officer of CRH, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Francis X. McCarthy, Executive Vice President Finance/CFO and Principal Financial Officer of RIHC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Francis X. McCarthy , Executive Vice President Finance/CFO and Principal Financial Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Francis X. McCarthy, Executive Vice President Finance/CFO and Principal Financial Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2006

COLONY RIH HOLDINGS, INC.

By:	/s/ FRANCIS X. MCCARTHY
Name:	Francis X. McCarthy
Title:	Executive Vice President Finance/CFO (Duly Authorized Officer and Principal Financial Officer)

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

By:	/s/ FRANCIS X. MCCARTHY
Name:	Francis X. McCarthy
Title:	Executive Vice President Finance/CFO (Duly Authorized Officer and Principal Financial Officer)