Form 10-Q/A
period 2006-03-31
COLONY RIH HOLDINGS INC; RESORTS INTERNATIONAL HOTEL & CASINO INC
filed 2006-05-17
CIK 1141270, 1141271

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed on May 15, 2006 is being filed solely to correct the Resorts International Hotel and Casino, Inc. Statements of Cash Flows on page 11, as the original filing inadvertently repeated the Statements of Cash Flows of Colony RIH Holdings, Inc. All other figures and text in the Form 10-Q remain the same and are unaffected by this change.

In conjunction with this Amendment, we are including the certifications required by (i) Rule 13a-15(e) and 15d-15(e) promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and (ii) 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibits 31.1, 31.2, 31.3, 31.4, 32.1 and 32.2. For the convenience of the reader, we have included the document in its entirety (other than Exhibits 10.62 and 10.63) in this Amendment to Form 10-Q to reflect such changes.

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

See accompanying notes

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(7,293)	$(3,169)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,951	4,516
Amortization of debt premiums, discounts and issuance costs	438	441

Provision for doubtful receivables	95	44
Gain on disposal of fixed assets	—	(21)
Provision for discount on CRDA obligations, net of amortization	206	178
Deferred income tax	—	(149)

Changes in operating assets and liabilities:
Net increase in receivables	(460)	(1,770)
Net decrease in inventories, prepaid expenses and other current assets	389	454
Net decrease in other assets	602	431
Net increase in due to affiliates	(321)	—
Net increase in accounts payable and accrued expense	1,036	1,084
Net decrease in interest payable	(5,188)	(5,163)

Net cash used in operating activities	(5,545)	(3,124)

Cash Flows from Investing Activities:
Purchases of cash and cash equivalents – restricted, net of releases	—	398
Proceeds from sale of fixed assets	1	21
Purchase of property and equipment	(3,282)	(4,741)
CRDA deposits	(809)	(702)
CRDA refunds	8	—

Net cash used in investing activities	(4,082)	(5,024)

Cash Flows from Financing Activities:
Proceeds of borrowings	1,100	4,000
Payments to secure borrowings	—	(46)
Debt repayments	(1,460)	(2,354)

Net cash (used in) provided by financing activities	(360)	1,600

Net decrease in cash and cash equivalents	(9,987)	(6,548)
Cash and cash equivalents at beginning of period	25,280	31,512

Cash and cash equivalents at end of period	$15,293	$24,964

Supplemental Cash Flow Disclosures:
Cash paid during the period for:
Interest	$10,824	$10,632
Income taxes paid, net	$88	$88
Non-cash investment and financing transactions:
Obligations incurred for the purchase of property and equipment	$—	$1,404

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

	Three months ended March 31,
	2006	2005
	($ in thousands)
Net loss	$(7,293)	$(3,169)
Add: Interest expense	6,114	5,910
Provision (benefit) for income taxes	88	(1,237)
Depreciation and amortization	5,157	4,694
(Gain) loss on disposal of assets	—	(21)

EBITDA	$4,066	$6,177

Operating Results

Various events have had a significant impact on Resorts’ operations over the last two years. The most notable of these are as follows:

•	Continued construction on the retail corridor which connects the new lobby with the Ocean Tower and which opened in January 2006.

•	Certain regional and national events, including increased energy costs, the war in Iraq, and the general economic conditions.

Revenues

The following table presents the detail of the Company’s net revenues for the periods noted:

	Three months ended March 31,
	2006	% change	2005
	($ in thousands)
Casino revenues:
Slots	$48,788	10.8%	$44,043
Table games	15,346	(9.2)%	16,909
Other	307	0.7%	305

Total casino revenues	64,441	5.2%	61,257

Non-casino revenue:
Lodging	5,160	13.2%	4,558
Food and beverage	7,333	50.6%	4,870
Entertainment, retail and other	1,488	9.7%	1,357

Total non-casino revenues	13,981	29.6%	10,785

Less: promotional allowances	(20,144)	28.3%	(15,698)

Total net revenues	$58,278	3.4%	$56,344

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
10.62	Amendment to Vice Chairman Agreement dated as of May 19, 2005, between Nicholas L. Ribis and Resorts International Hotel and Casino, Inc. Incorporated by reference to Exhibit 10.62 of Form 10-Q filed on May 15, 2006.

10.63	Separation Agreement dated as of March 27, 2006, between Audrey S. Oswell, Colony RIH Holdings, Inc. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.63 of Form 10-Q filed on May 15, 2006.

31.1	Certification of Francis X. McCarthy, Executive Vice President Finance/CFO and Acting Principal Executive Officer of CRH, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Francis X. McCarthy, Executive Vice President Finance/CFO and Acting Principal Executive Officer of RIHC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Francis X. McCarthy, Executive Vice President Finance/CFO and Principal Financial Officer of CRH, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Francis X. McCarthy, Executive Vice President Finance/CFO and Principal Financial Officer of RIHC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Francis X. McCarthy , Executive Vice President Finance/CFO and Principal Financial Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Francis X. McCarthy, Executive Vice President Finance/CFO and Principal Financial Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 2006

COLONY RIH HOLDINGS, INC.

By:	/s/ FRANCIS X. MCCARTHY
Name:	Francis X. McCarthy
Title:	Executive Vice President Finance/CFO (Duly Authorized Officer and Principal Financial Officer)

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

By:	/s/ FRANCIS X. MCCARTHY
Name:	Francis X. McCarthy
Title:	Executive Vice President Finance/CFO (Duly Authorized Officer and Principal Financial Officer)