Form 10-Q
period 2006-06-30
COLONY RIH HOLDINGS INC; RESORTS INTERNATIONAL HOTEL & CASINO INC
filed 2006-08-14
CIK 1141270, 1141271

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

The number of shares outstanding of Colony RIH Holdings, Inc.’s Class A Common Stock, $0.01 par value, was 38,295 and the number of shares outstanding of Colony RIH Holdings, Inc.’s Class B Common Stock, $0.01 par value, was 774,982, each as of August 11, 2006.

The number of shares outstanding of Resorts International Hotel and Casino, Inc.’s Common Stock, $0.01 par value, was 100 as of August 11, 2006.

COLONY RIH HOLDINGS, INC.

AND

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

INDEX

		PAGE
	PART I-FINANCIAL INFORMATION

PART I.	FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements	2

	Condensed Consolidated Balance Sheets of Colony RIH Holdings, Inc. at June 30, 2006 and December 31, 2005	2

	Condensed Consolidated Statements of Operations of Colony RIH Holdings, Inc. for the three and six months ended June 30, 2006 and 2005	3

	Condensed Consolidated Statements of Cash Flows of Colony RIH Holdings, Inc. for the six months ended June 30, 2006 and 2005	4

	Notes to Condensed Consolidated Financial Statements of Colony RIH Holdings, Inc.	5

	Condensed Consolidated Balance Sheets of Resorts International Hotel and Casino, Inc. at June 30, 2006 and December 31, 2005	9

	Condensed Consolidated Statements of Operations of Resorts International Hotel and Casino, Inc. for the three and six months ended June 30, 2006 and 2005	10

	Condensed Consolidated Statements of Cash Flows of Resorts International Hotel and Casino, Inc. for the six months ended June 30, 2006 and 2005	11

	Notes to Condensed Consolidated Financial Statements of Resorts International Hotel and Casino, Inc.	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1 A.	Risk Factors	27

Item 2.	Changes in Securities	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

ITEM 1. FINANCIAL STATEMENTS

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	June 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$19,456	$25,830
Receivables, net	7,443	6,607
Inventories	2,639	2,467
Prepaid expenses and other current assets	10,820	2,787

Total current assets	40,358	37,691

Property and equipment, net	295,094	298,154
Other assets	17,852	18,363

Total assets	$353,304	$354,208

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$12,740	$5,617
Accounts payable	18,297	8,010
Accrued interest payable	6,812	6,518
Accrued expenses and other current liabilities	22,257	24,110
Due to affiliates, net	1,640	3,107

Total current liabilities	61,746	47,362

Long-term debt, less current portion	231,662	234,224
Redeemable common stock	3,875	3,875

Total liabilities	297,283	285,461

Shareholders’ equity
Common stock:
Class A—$.01 par value, 900,000 shares authorized, 38,295 shares issued and outstanding	—	—
Class B—$.01 par value, 1,600,000 shares authorized, 774,982 shares issued and outstanding	8	8
Capital in excess of par	73,790	73,790
Accumulated deficit	(17,777)	(5,051)

Total shareholders’ equity	56,021	68,747

Total liabilities and shareholders’ equity	$353,304	$354,208

See accompanying notes

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Casino	$69,438	$67,290	$133,879	$128,547
Lodging	5,320	5,837	10,480	10,395
Food and beverage	7,856	5,936	15,189	10,806
Other	1,404	1,111	2,893	2,468
Less: promotional allowances	(20,354)	(17,579)	(40,498)	(33,277)

Total net revenue	63,664	62,595	121,943	118,939

Costs and expenses:
Casino	32,082	31,508	63,784	61,892
Lodging	895	855	1,587	1,423
Food and beverage	3,470	2,539	6,277	4,346
Other operating	1,033	948	1,774	1,586
Selling, general, and administrative	19,278	13,352	37,257	29,797
Depreciation and amortization	5,715	4,795	10,872	9,489

Total costs and expenses	62,473	53,997	121,551	108,533

Income from operations	1,191	8,598	392	10,406

Interest income	168	138	366	275
Interest expense	(6,871)	(6,491)	(13,308)	(12,801)
Other (expense) income, net	(1)	7	(1)	28

(Loss) income before income taxes	(5,513)	2,252	(12,551)	(2,092)

Provision (benefit) for income taxes	87	1,030	175	(207)

Net (loss) income	$(5,600)	$1,222	$(12,726)	$(1,885)

See accompanying notes.

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(12,726)	$(1,885)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,375	9,088
Amortization of debt premiums, discounts and issuance costs	992	893
Provision for doubtful receivables	95	108
Loss/(gain) on disposal of fixed assets	6	(28)
Provision for discount on CRDA obligations, net of amortization	497	401
Deferred income tax	—	(572)
Changes in operating assets and liabilities:
Net decrease in due to affiliates	(1,467)	(2,472)
Net increase in receivables	(931)	(936)
Net increase in inventories and prepaid expenses and other current assets	(8,205)	(759)
Net decrease in deferred charges and other assets	317	188
Net increase in accounts payable and accrued expense	8,336	2,777
Net increase in interest payable	294	70

Net cash (used in) provided by operating activities	(2,417)	6,873

Cash Flows from Investing Activities:
Releases of cash and cash equivalents - restricted	—	398
Proceeds from sale of fixed assets	77	28
Purchase of property and equipment	(6,664)	(11,862)
CRDA deposits and bond purchases	(1,622)	(1,478)

Net cash used in investing activities	(8,209)	(12,914)

Cash Flows from Financing Activities:
Proceeds of borrowings	7,000	5,000
Payments to secure borrowings	—	(52)
Debt repayments	(2,748)	(6,419)

Net cash provided by (used in) financing activities	4,252	(1,471)

Net decrease in cash and cash equivalents	(6,374)	(7,512)
Cash and cash equivalents at beginning of period	25,830	31,975

Cash and cash equivalents at end of period	$19,456	$24,463

Supplemental Cash Flow Disclosures:
Cash paid during the period for:
Interest	$11,231	$11,102
Income taxes paid, net	$935	$(709)
Non-cash investment and financing transactions:
Obligations incurred for the purchase of property and equipment	$—	$1,404

See accompanying notes.

COLONY RIH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Colony RIH Holdings, Inc., a Delaware corporation (“CRH”), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc., a Delaware corporation (“RIHC” or the “Company”). RIHC, through its wholly-owned subsidiary, Resorts International Hotel, Inc., a New Jersey corporation (“RIH”), owns and operates Resorts Atlantic City (“Resorts”), a casino/hotel located in Atlantic City, NJ. On April 1, 2003, Resorts Real Estate Holdings, Inc. (“RREH”), a New Jersey corporation, was formed as a wholly-owned subsidiary of CRH for the purpose of acquiring certain land. RREH had no substantive business operations prior to January 2004 (see Note 2). Colony RIH Holdings, Inc, Resorts International Hotel and Casino, Inc. and Resorts International Hotel, Inc. are referred to collectively as the “Companies”.

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

As discussed in Note 2, absent the amendments to the Commerce Facility and the CIT Facility, the Company would not have been in compliance with financial covenants contained in its CIT Facility and Commerce Facility as of December 31, 2005. Management has also renegotiated the financial covenants with CIT and Commerce for periods subsequent to December 31, 2005. The Commerce Facility expires on August 31, 2006. Also, as discussed in Note 2, the Company was not in compliance with financial covenants contained in its CIT Facility and Commerce Facility as of June 30, 2006 and received waivers from CIT and Commerce for the deficiencies. The Company had a working capital deficit of $21.4 million at June 30, 2006. Management believes, based on the information currently available, that the results of its operations may not allow the Company to meet these financial covenants in the future unless the financial covenants are amended. Therefore, the Company continues to explore a number of alternatives including refinancing and/or restructuring some or all long term debt and the related financial covenants. However, there can be no assurances that the Company will be successful in this regard.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results set forth in the condensed consolidated statement of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $5.8 million at June 30, 2006.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc (“CIT Facility”). The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment. As amended, the loans pursuant to the CIT Facility are repayable in up to a sixty month amortization period from the date the loan is made. The outstanding loans associated with the CIT Facility bear interest at the rate of LIBOR plus the applicable margin (as defined) which can range from 3.25% to 5.75% based upon operating results. As of June 30, 2006, the interest rate on the CIT Facility was 8.99% per annum. RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. The CIT Facility contains a fixed charge coverage ratio and a senior leverage financial covenant as defined in the Credit Facility. As of June 30, 2006, RIH was not in compliance with the financial covenants contained in the CIT Facility and received a waiver from CIT with respect to such non-compliance. The outstanding balance due to CIT at June 30, 2006 was approximately $13.6 million.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility agreement was amended in June 2006 to provide for working capital borrowings and letters of credit up to $15 million. The letter of credit portion of the Commerce Facility allows for a maximum of $7.5 million. However, if the maximum amount for the letters of credit is not used, the unused letter of credit portion is available for borrowings up to a maximum of $10.0 million. The Commerce Facility expires on August 31, 2006. As of June 30, 2006 there were $5.2 million of standby letters of credit issued against the Commerce Facility and borrowings having an aggregate outstanding balance of $7.0 million. The remaining availability of the letter of credit portion of the Commerce Facility at June 30, 2006 was $2.3 million or $2.8 million on the borrowing portion including the unused letter of credit portion. The Company was not in compliance with the Commerce Facility covenants at June 30, 2006 and received a waiver from Commerce for its deficiency.

During 2004, RREH purchased from KINA approximately 8.0 acres of land adjacent to and nearby the Resorts site. The land was acquired in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note will mature immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes which are due March 15, 2009. Interest on the $40 million note is payable semi-annually, and is calculated at the following annual rates: 0% through September 2005,

2. LONG TERM DEBT (continued)

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

4. INCOME TAXES

The provision for income taxes for the three and six months ended June 30, 2006 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues.

On June 30, 2003, the State of New Jersey amended the New Jersey Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2005 through 2006. This tax expired June 30, 2006, the state’s fiscal year-end. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $175,000 and $350,000 for the years 2006 and 2005, respectively. In connection with this tax, the Company recorded provisions for income taxes of $87,000 and $175,000, respectively, in each of the three and six month periods ended June 30, 2006.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards through 2006 and the introduction of a new alternative minimum assessment (“NJAMA”) under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act was retroactive to January 1, 2002 and expires at December 31, 2007. Since amounts paid under the alternative minimum assessment have an unlimited expiration date to offset state taxable income upon suspension of the NJAMA, the Company has a tax credit recorded on the balance sheet at June 30, 2006 for the cumulative amount of the future tax credits related to payments under the NJAMA since the inception of the NJAMA.

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

Except for 555 Class A options and 11,188 Class B options which were granted to an independent contractor in 2001 and were immediately vested, the options have various vesting periods ranging from three to five years. As of June 30, 2006, 1,259 Class A options had been granted and were outstanding, of which 1,228 options have vested and are fully exercisable. Also as of June 30, 2006, 25,480 Class B options had been granted and were outstanding, of which 24,858 options have vested and are fully exercisable.

6. RELATED PARTY TRANSACTIONS

As of June 30, 2006 and December 31, 2005, the Company owed affiliates approximately $1.6 million and $3.1 million, respectively, for fees and expenses incurred by affiliates of Colony Capital, the Company’s principal shareholder.

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

The charges pursuant to the agreements are discretionary in nature and are agreed to by the parties to the agreements. During the six months ended June 30, 2006, the Company charged to its affiliates $2.8 million as a result of these agreements and had a receivable due from affiliates of $7.0 million at June 30, 2006. Additionally, during the six months ended June 30, 2006, the Company incurred charges of $8.8 million from its affiliates as a result of these agreements. These charges from affiliates include charges in the amount of $5.2 million for medical and other insurance costs related to employees of the Company under a self-insured program managed by an affiliate. At June 30, 2006, the Company owed $8.6 million to its affiliates. The operating results of the Company could be different if the Company operated autonomously and without these transactions with its affiliates.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands)

	June 30, 2006	December 31, 2005
Assets
Current assets
Cash and cash equivalents	$18,646	$25,280
Receivables, net	7,443	6,607
Inventories	2,639	2,467
Prepaid expenses and other current assets	10,820	3,137

Total current assets	39,548	37,491

Property and equipment, net	253,636	256,696
Other assets	17,761	18,319

Total assets	$310,945	$312,506

Liabilities and Shareholder’s Equity
Current liabilities
Current maturities of long-term debt	$12,740	$5,617
Accounts payable	18,297	8,010
Accrued interest payable	6,146	6,050
Accrued expenses and other current liabilities	21,456	23,659
Due to affiliates	1,640	3,107

Total current liabilities	60,279	46,443

Long-term debt, less current portion	191,662	194,224

Total liabilities	251,941	240,667

Shareholder’s equity
Common stock - $0.01 par value, 10,000 shares authorized, 100 shares issued and outstanding	—	—
Capital in excess of par	77,673	77,673
Accumulated deficit	(18,669)	(5,834)

Total shareholder’s equity	59,004	71,839

Total liabilities and shareholder’s equity	$310,945	$312,506

See accompanying notes

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Casino	$69,438	$67,290	$133,879	$128,547
Lodging	5,320	5,837	10,480	10,395
Food and beverage	7,856	5,936	15,189	10,806
Other	1,404	1,111	2,893	2,468
Less: promotional allowances	(20,354)	(17,579)	(40,498)	(33,277)

Total net revenue	63,664	62,595	121,943	118,939

Costs and expenses:
Casino	32,082	31,508	63,784	61,892
Lodging	895	855	1,587	1,423
Food and beverage	3,470	2,538	6,277	4,345
Other operating	1,033	949	1,774	1,587
Selling, general, and administrative	19,885	13,815	38,355	30,722
Depreciation and amortization	5,715	4,795	10,872	9,489

Total costs and expenses	63,080	54,460	122,649	109,458

Income (loss) from operations	584	8,135	(706)	9,481

Interest income	168	138	366	275
Interest expense	(6,205)	(6,091)	(12,319)	(12,001)
Other (expense) income, net	(1)	7	(1)	28

(Loss) income before income taxes	(5,454)	2,189	(12,660)	(2,217)

Provision (benefit) for income taxes	88	1,030	175	(207)

Net (loss) income	$(5,542)	$1,159	$(12,835)	$(2,010)

See accompanying notes

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six months ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(12,835)	$(2,010)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,375	9,088
Amortization of debt premiums, discounts and issuance costs	992	893
Provision for doubtful receivables	95	108
Loss/(gain) on disposal of fixed assets	6	(28)
Provision for discount on CRDA obligations, net of amortization	497	401
Deferred income tax	—	(572)
Changes in operating assets and liabilities:
Net decrease in due to affiliates	(1,467)	(2,472)
Net increase in receivables	(931)	(936)
Net increase in inventories, prepaid expenses and other current assets	(7,855)	(1,109)
Net decrease in deferred charges and other assets	364	648
Net increase in accounts payable and accrued expense	7,986	2,778
Net increase in interest payable	96	6

Net cash (used in) provided by operating activities	(2,677)	6,795

Cash Flows from Investing Activities:
Releases of cash and cash equivalents - restricted	—	398
Proceeds from sale of fixed assets	77	28
Purchase of property and equipment	(6,664)	(11,862)
CRDA deposits	(1,622)	(1,478)

Net cash used in investing activities	(8,209)	(12,914)

Cash Flows from Financing Activities:
Proceeds of borrowings	7,000	5,000
Payments to secure borrowings		(52)
Debt repayments	(2,748)	(6,419)

Net cash provided by (used in) financing activities	4,252	(1,471)

Net decrease in cash and cash equivalents	(6,634)	(7,590)
Cash and cash equivalents at beginning of period	25,280	31,512

Cash and cash equivalents at end of period	$18,646	$23,922

Supplemental Cash Flow Disclosures:
Cash paid during the period for:

Interest	$11,231	$11,102
Income taxes paid, net	$935	$(709)
Non-cash investment and financing transactions:
Obligations incurred for the purchase of property and equipment	$—	$1,404

See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Colony RIH Holdings, Inc., a Delaware corporation (“CRH”), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc., a Delaware corporation (“RIHC” or the “Company”). RIHC, through its wholly-owned subsidiary, Resorts International Hotel, Inc., a New Jersey corporation (“RIH”), owns and operates Resorts Atlantic City (“Resorts”), a casino/hotel located in Atlantic City, NJ. On April 1, 2003, Resorts Real Estate Holdings, Inc. (“RREH”), a New Jersey corporation, was formed as a wholly-owned subsidiary of CRH for the purpose of acquiring certain land. RREH had no substantive business operations prior to January 2004 (see Note 2). Colony RIH Holdings, Inc, Resorts International Hotel and Casino, Inc. and Resorts International Hotel, Inc. are referred to collectively as the “Companies”.

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

As discussed in Note 2, absent the amendments to the Commerce Facility and the CIT Facility, the Company would not have been in compliance with financial covenants contained in its CIT Facility and Commerce Facility as of December 31, 2005. Management has also renegotiated the financial covenants with CIT and Commerce for periods subsequent to December 31, 2005. The Commerce Facility expires on August 31, 2006. Also, as discussed in Note 2, the Company was not in compliance with financial covenants contained in its CIT Facility and Commerce Facility as of June 30, 2006 and received waivers from CIT and Commerce for the deficiencies. The Company had a working capital deficit of $20.7 million at June 30, 2006. Management believes, based on the information currently available, that the results of its operations may not allow the Company to meet these financial covenants in the future unless the financial covenants are amended.. Therefore, the Company continues to explore a number of alternatives, including refinancing and/or restructuring some or all long term debt and the related financial covenants. However, there can be no assurances that the Company will be successful in this regard.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results set forth in the condensed consolidated statement of operations for the three months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $5.8 million at June 30, 2006.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc (“CIT Facility”). The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment. As amended, the loans pursuant to the CIT Facility are repayable in up to a sixty month amortization period from the date the loan is made. The outstanding loans associated with the CIT Facility bear interest at the rate of LIBOR plus the applicable margin (as defined) which can range from 3.25% to 5.75% based upon operating results. As of June 30, 2006, the interest rate on the CIT Facility was 8.99% per annum. RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. The CIT Facility contains a fixed charge coverage ratio and a senior leverage financial covenant as defined in the Credit Facility. As of June 30, 2006, RIH was not in compliance with the financial covenants contained in the CIT Facility and received a waiver from CIT with respect to such non-compliance. The outstanding balance due to CIT at June 30, 2006 was approximately $13.6 million.

2. LONG TERM DEBT (continued)

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility agreement was amended in June 2006 to provide for working capital borrowings and letters of credit up to $15 million. The letter of credit portion of the Commerce Facility allows for a maximum of $7.5 million. However, if the maximum amount for the letters of credit is not used, the unused letter of credit portion is available for borrowings up to a maximum of $10.0 million. The Commerce Facility expires on August 31, 2006. As of June 30, 2006 there were $5.2 million of standby letters of credit issued against the Commerce Facility and borrowings having an aggregate outstanding balance of $7.0 million. The remaining availability of the letter of credit portion of the Commerce Facility at June 30, 2006 was $2.3 million or $2.8 million on the borrowing portion including the unused letter of credit portion. The Company was not in compliance with the Commerce Facility covenants at June 30, 2006 and received a waiver from Commerce for its deficiency.

During 2004, RREH purchased from KINA approximately 8.0 acres of land adjacent to and nearby the Resorts site. The land was acquired in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note will mature immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes, which are due March 15, 2009. Interest on the $40 million note is payable semi-annually and is calculated at the following annual rates: 0% through September 2005, 4% from October 2005 through March 2006, 6% from April 2006 through March 2008, and 9% from April 2008 through March 2009. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however, that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed is initially limited to $20 million increasing by $5 million each year. The KINA Note contains cross-default provisions whereby the acceleration of the scheduled maturity of the First Mortgage Notes constitutes an event of default under the KINA Note.

3. INCOME TAXES

The provision for income taxes for the six months ended June 30, 2006 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues.

On June 30, 2003, the State of New Jersey amended the New Jersey Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2005 through 2006. This tax expired June 30, 2006, the state’s fiscal year-end. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $175,000 and $350,000 for the years 2006 and 2005, respectively. In connection with this tax, the Company recorded provisions for income taxes of $88,000 and $175,000, respectively, in each of the three and six month periods ended June 30, 2006 and 2005.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carry forwards through 2006 and the introduction of a new alternative minimum assessment (“NJAMA”) under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act was retroactive to January 1, 2002 and expires at December 31, 2007. Since amounts paid under the alternative minimum assessment have an unlimited expiration date to offset state taxable income upon suspension of the NJAMA, the Company has a tax credit recorded on the balance sheet at June 30, 2006 for the cumulative amount of the future tax credits related to payments under the NJAMA since the inception of the NJAMA.

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

4. STOCK OPTIONS (continued)

Except for 555 Class A options and 11,188 Class B options which were granted to an independent contractor in 2001 and were immediately vested, the options have various vesting periods ranging from three to five years. As of June 30, 2006, 1,259 Class A options had been granted and were outstanding, of which 1,228 options have vested and are fully exercisable. Also as of June 30, 2006, 25,480 Class B options had been granted and were outstanding, of which 24,858 options have vested and are fully exercisable.

5. RELATED PARTY TRANSACTIONS

As of June 30, 2006 and December 31, 2005, the Company owed affiliates approximately $1.6 million and $3.1 million, respectively, for fees and expenses incurred by affiliates of Colony Capital, CRH’s principal shareholder.

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

The charges pursuant to the agreements are discretionary in nature and are agreed to by the parties to the agreements. During the six months ended June 30, 2006, the Company charged to its affiliates $2.8 million as a result of these agreements and had a receivable due from affiliates of $7.0 million at June 30, 2006. Additionally, during the six months ended June 30, 2006, the Company incurred charges of $8.8 million from its affiliates as a result of these agreements. These charges from affiliates include charges in the amount of $5.2 million for medical and other insurance costs related to employees of the Company under a self-insured program managed by an affiliate. At June 30, 2006, the Company owed $8.6 million to its affiliates. The operating results of the Company could be different if the Company operated autonomously and without these transactions with its affiliates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following discussion and analysis as well as the associated tables are based on the financial statements of RIHC. The financial statements of CRH and RIHC are materially similar with certain differences related to the following:

•	the financial statements of CRH include the financial statements of RREH, which acquired the Option Land on March 18, 2004 and issued a $40 million note to KINA in payment thereof; and

•	the financial statements of CRH classify certain equity instruments separately from shareholders’ equity as redeemable common stock in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances.

•	the financial statements of RIHC include intercompany rent for the Option Land properties that RIHC pays to RREH. The intercompany rent is eliminated in the consolidations of RIHC and RREH into CRH’s financial statements.

A reconciliation of selected financial information between RIHC and CRH is as follows:

Assets

	June 30, 2006	December 31, 2005
	($ in thousands)
Total assets of RIHC	$310,945	$312,506
Basis of Option Land acquired	41,458	41,458
Other assets of RREH	901	244

Total assets of CRH	$353,304	$354,208

Liabilities

	June 30, 2006	December 31, 2005
	($ in thousands)
Total liabilities of RIHC	$251,941	$240,667
Note payable, plus accrued interest	40,666	40,468
Other accrued expenses	801	451
Redeemable common stock	3,875	3,875

Total liabilities of CRH	$297,283	$285,461

Equity

	June 30, 2006	December 31, 2005
	($ in thousands)
Total shareholder’s equity of RIHC	$59,004	$71,839
Redeemable common stock	(3,875)	(3,875)
Intercompany rent	4,410	3,312
Interest expense	(3,157)	(2,168)
Income tax expense	(361)	(361)

Total shareholders’ equity of CRH	$56,021	$68,747

Net Loss

	Six months ended June 30,
	2006	2005
	($ in thousands)
Net loss of RIHC	$(12,835)	$(2,010)
Intercompany rent	1,098	925
Interest expense	(989)	(800)
Income tax expense	—

Net loss of CRH	$(12,726)	$(1,885)

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Net (loss) income	$(5,542)	$1,159	$(12,835)	$(2,010)
Add: Interest expense	6,205	6,091	12,319	12,001
Provision (benefit) for income taxes	88	1,030	175	(207)
Depreciation and amortization	5,715	4,795	10,872	9,489
Other non-operating expense (income)	1	(7)	1	(28)

EBITDA	$6,467	$13,068	$10,532	$19,245

Operating Results

Various events have had a significant impact on Resorts’ operations over the last two years. The most notable of these are as follows:

•	Continued construction on the retail corridor which connects the new lobby with the Ocean Tower and which opened in January 2006.

•	Certain regional and national events, including increased energy costs, interest rates, and general economic conditions.

•	Increased costs in the areas of property insurance premiums and medical insurance and benefits expenses.

Revenues

The following table presents the detail of RIHC’s net revenues for the periods noted:

	Three months ended June 30,			Six months ended June 30,
	2006	% change	2005	2006	% change	2005
	($ in thousands)
Casino revenues:
Slots	$51,738	3.4%	$50,033	$100,525	6.9%	$94,077
Table games	17,146	2.4%	16,749	32,276	(4.6)%	33,844
Other	554	9.1%	508	1,078	72.2%	626

Total casino revenues	69,438	3.2%	67,290	133,879	4.1%	128,547

Non-casino revenue:
Lodging	5,320	(8.9)%	5,837	10,480	0.8%	10,395
Food and beverage	7,856	32.3%	5,936	15,189	40.6%	10,806
Entertainment, retail and other	1,404	26.4%	1,111	2,893	17.2%	2,468

Total non-casino revenues	14,580	13.2%	12,884	28,562	20.7%	23,669

Less: promotional allowances	(20,354)	15.8%	(17,579)	(40,498)	21.7%	(33,277)

Total net revenues	$63,664	1.7%	$62,595	$121,943	2.5%	$118,939

Three months ended June 30, 2006 and 2005

The increase in slot revenues for the three months ended June 30, 2006 was due to a 0.3 percentage point increase in slot hold percentage to 8.6% from 8.3% for the same period of 2005, partially offset by a slot handle decrease to $609.8 million from $612.2 in the same period of 2005. The increase in slot hold percentage was a direct result of the increased popularity of lower denomination slots that generally have a higher hold percentage.

The increase in table games revenues for the three months ended June 30, 2006 was due to a 1.0 percentage point increase in table hold percentage to 14.9% for the three months ended June 30, 2006 from 13.9% in 2005, partially offset by a table games drop decrease to $114.5 million from $120.2 in same period of 2005. The 2006 table game hold percentage is more representative of average results than the lower than normal hold percentage of 2005. The decrease in table game drop is primarily due to an increase in the number of table games in the Atlantic City market.

The decrease in lodging revenues for the three months ended June 30, 2006 was due to a lower average room rate in 2006. The number of rooms occupied during the three months ended June 30, 2006 increased 7.0% over 2005 levels, while the average daily room rate decreased to $75.28 in 2006 from $88.33 in 2005.

The increase in food and beverage revenues in 2006 was due to an increase in the total number of restaurant covers (meals served) by 23.6% to 380,305 in 2006 from 307,616 in 2005, primarily due to the buffet being open daily in 2006 versus on weekends only for the second quarter of 2005 and marketing programs in 2006 that included coupons for the buffet for certain customer segments to attract increased volume and visits. Also contributing to the increase in beverage revenues was the recognition of complimentary casino beverages to conform to industry practice, which had no impact on net revenues.

The increase in entertainment, retail, and other revenue in 2006 was primarily due to higher entertainment revenues as a result of increased headliner entertainment scheduled to promote mid-week business and select weekends.

Promotional allowances are expenses incurred by Resorts for complimentary services (goods and services, including rooms, food, beverage and admission, provided free of charge to gaming patrons) and cash incentives given to gaming patrons. The increase in promotional allowances was primarily due to increases in casino beverage, direct mail cash promotions, food and beverage coupons and entertainment complimentaries.

Six months ended June 30, 2006 and 2005

The increase in slot revenues for the six months ended June 30, 2006 was due to a $32 million increase in slot handle to $1,201 million from $1,169 million for the same period of 2005. The increase in slot handle was due to the addition of new themed slot machines and improved slot technologies, including “coinless” slots as well as increased cash incentives.

The decrease in table games revenues for the six months ended June 30, 2006 was due to a 0.6 percentage point decrease in table hold percentage to 14.5% for the six months ended June 30, 2006 from 15.1% in 2005, while table drop was flat year to year. The decrease in table hold percentage was due to increased play in baccarat which typically has a lower hold percentage than the overall table game average.

The increase in lodging revenues in 2006 was a result of the increase in the number of occupied hotel rooms by 12.0% over prior year levels, which was offset by the decreased average daily room rate in 2006 to $79.78, from $88.64 in 2005.

The increase in food and beverage revenues in 2006 was due to an increase in the total number of restaurant covers (meals served) by 31.5% to 729,984 in 2006 from 555,068 in 2005, primarily due to the buffet having limited hours of operation for most of the first half of 2005 and marketing programs in 2006 that included coupons for the buffet for certain customer segments to attract increased volume and visits. Also contributing to the increase in beverage revenues was the recognition of complimentary casino beverages to conform to industry practice, which had no impact on net revenues.

Promotional allowances are expenses incurred by Resorts for complimentary services (goods and services, including rooms, food, beverage and admission, provided free of charge to gaming patrons) and cash incentives given to gaming patrons. The increase in promotional allowances was primarily due to an increase in cash incentives of approximately $3.2 million, casino beverage of approximately $2.8 million and food and beverage coupons of approximately $1.7 million, which are a direct result of marketing programs and increased gaming volumes.

Operating Results

The following table presents the detail of RIHC’s operating results for the periods noted:

	Three months ended June 30,			Six months ended June 30,
	2006	% change	2005	2006	% change	2005
	($ in thousands)
Total net revenues	$63,664	1.71%	$62,595	$121,943	2.53%	$118,939
Costs and expenses:
Casino and hotel operations	37,480	4.55%	35,850	73,422	6.03%	69,247
Selling, general and administrative	19,885	43.94%	13,815	38,355	24.85%	30,722
Depreciation and amortization	5,715	19.19%	4,795	10,872	14.57%	9,489

Total costs and expenses	63,080	15.83%	54,460	122,649	12.05%	109,458

Income (loss) from operations	$584	(92.82)%	$8,135	$(706)	(107.45)%	$9,481

Three months ended June 30, 2006 and 2005

The increase in Casino and Hotel operations expense is primarily due to increased costs in the food and beverage operations of approximately $932,000. Food and beverage costs increased due to increased customer volumes, which directly impacted cost of sales ($700,000), payroll and related costs ($184,000) and operating supplies ($104,000). Casino costs increased approximately $574,000 primarily due to increased air charters ($333,000) as a result of increased flights and fuel costs and increased gaming equipment rental ($213,000) resulting from more rented slot units. Other operating costs were negatively impacted due to increased production costs ($140,000) associated with a review show that was originally scheduled to run through the summer but closed in May due to poor attendance.

The increase in selling, general and administrative expenses in 2006 was approximately $6.1 million and resulted from increased payroll and related costs ($4.0 million) primarily due to a prior year allocation of executive salaries to affiliates involved in the acquisition of gaming properties on behalf of CRH affiliates ($1.7 million), increased health care benefits ($613,000), adjustments to retirement benefits expense ($698,000) and union benefits ($900,000), which expenses were accrued in the second quarter 2006 but whose comparable prior year expense was not calculable until the third quarter 2005. Also contributing to the increased selling, general and administrative expenses were increased insurance costs ($610,000) primarily due to increased premiums in the insurance market since the hurricane disasters of 2005, increased professional services ($501,000) for increased legal, consulting and accounting services, and increased regulatory fees ($495,000).

The increase in depreciation and amortization expense for 2006 was due to continued investment in slot machines and information technology as well as the retail corridor connector improvements.

Six months ended June 30, 2006 and 2005

The increase in Casino and Hotel operations expense is primarily due to increased costs in the casino operation of approximately $1.9 million and in the food and beverage operations of approximately $1.9 million. Casino costs increased primarily due to increased payroll and related costs ($735,000) as a result of increased health care and retirement benefits, increased gaming taxes ($408,000) directly related to the increase in gaming revenues, increased air charters ($351,000) as a result of increased flights and fuel costs and increased gaming equipment rental ($328,000) resulting from more rented slot units. Food and beverage costs increased due to increased customer volumes, which directly impacted cost of sales ($1.5 million) and payroll and related costs ($917,000). Lodging costs increased approximately $165,000 primarily due to increased labor and supplies as a result of the increased occupancy. Other operating costs were negatively impacted due to increased production costs ($140,000) associated with a review show that was originally scheduled to run through the summer but closed in May due to poor attendance.

The increase in selling, general and administrative expenses in 2006 was approximately $7.6 million and resulted from increased payroll and related costs ($4.9 million) primarily due to a prior year allocation of executive salaries to affiliates involved in the acquisition of gaming properties on behalf of CRH affiliates ($1.7 million), increased health care costs ($608,000), retirement benefits ($679,000) and union benefits ($1.1 million) of which $900,000 in expenses were accrued in the second quarter 2006 but whose comparable prior year expense was not calculable until the third quarter 2005. Also contributing to the increased selling, general and administrative expenses were increased insurance costs ($720,000) primarily due to increased premiums in the insurance market for casinos since the hurricane disasters on the gulf coast in 2005, increased utilities costs ($513,000) primarily due to the increase in energy rates, increased professional services ($419,000) for legal, consulting and accounting services, and increased regulatory fees ($401,000).

The increase in depreciation and amortization expense for 2006 was due to continued investment in slot machines and information technology as well as the retail corridor connector improvements

Non-Operating Results

The following table presents information related to RIHC’s non-operating income and expenses for the periods noted:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Interest income	$168	$138	$366	$275
Interest expense	$(6,205)	$(6,091)	$(12,319)	$(12,001)
Other (expense) income, net	$(1)	$7	$(1)	$28

The increase in interest income in 2006 is related to the increase in Resorts’ interest yielding cash balances year-to-year, as well as a slight increase in interest rates compared to the prior year.

The increase in total interest cost in 2006 is due to increased borrowings on the Commerce Facility and increased interest rates under the equipment credit facility.

Income Taxes

The following table presents information related to RIHC’s income tax expense for the periods noted:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Federal income tax expense (benefit)	$—	942	$—	$(382)
NJ Casino net profits tax	88	88	175	175

Total income tax expense (benefit)	$88	$1,030	$175	$(207)

On June 30, 2003, the State of New Jersey amended the New Jersey Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2005 through 2006. This tax expired June 30, 2006, the state’s fiscal year-end. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $175,000 and $350,000 for the years 2006 and 2005, respectively. In connection with this tax, the Company recorded provisions for income taxes of $88,000 and $175,000, respectively, in each of the three and six month periods ended June 30, 2006 and 2005.

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

Liquidity and Capital Resources

RIHC’s cash flows consisted of the following:

	Six months ended June 30,
	2006	2005
	($ in thousands)
Net cash (used in) provided by operating activities	$(2,677)	$6,795

Cash flows from investing activities:
Purchases of property and equipment	(6,664)	(11,862)
Releases of restricted cash	—	398
Proceeds from sale of fixed assets	77	28
CRDA deposits, net	(1,622)	(1,478)

Net cash used in investing activities	(8,209)	(12,914)

Cash flows from financing activities:
Proceeds of borrowings	7,000	5,000
Debt repayments	(2,748)	(6,419)
Other	—	(52)

Net cash provided by (used in) financing activities	4,252	(1,471)

Net decrease in cash and cash equivalents	$(6,634)	$(7,590)

Cash flows from Operating Activities

Net cash used in operations for the first quarter of 2006 reflects an unfavorable variance from the same period of 2005 primarily due to unfavorable operating results related to increased property insurance premiums since the hurricane disasters of 2005, continuing increased energy costs and increased affiliate charges related to shared medical insurance and benefits costs.

At June 30, 2006, RIHC has cash and cash equivalents of $18.6 million as compared to $25.3 million at December 31, 2005. Included in these balances at June 30, 2006 and December 31, 2005 is approximately $15.0 million and $18.0 million, respectively, representing cash on hand, which is needed to operate the business.

Cash Flows from Investing Activities

During the six months ended June 30, 2006, the Company expended $6.7 million for the purchase of property and equipment, which includes the purchase of new slot machines and related equipment, computer upgrades, and other facility improvements.

The CRDA agreed to reimburse certain costs associated with the hotel tower construction, totaling approximately $13.1 million through 2008. Approximately $10.0 million of these reimbursements has been received by RIHC as of June 30, 2006.

Cash Flows from Financing Activities

During the six months ended June 30, 2006, RIHC borrowed $7.0 million against the Commerce Facility, which was the balance due as of June 30, 2006. Debt repayments during the first half of 2006 primarily represent payments to CIT on loans outstanding under the equipment credit facility.

Other Factors Affecting Liquidity

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $5.8 million at June 30, 2006.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc (“CIT Facility”). The CIT Facility permits RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment. As amended, the loans pursuant to the CIT Facility are repayable in up to a sixty month amortization period from the date the loan is made. The outstanding loans associated with the CIT Facility bear interest at the rate of LIBOR plus the applicable margin (as defined) which can range from 3.25% to 5.75% based upon operating results. As of June 30, 2006, the interest rate on the CIT Facility was 8.99% per annum. RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. The CIT Facility contains a fixed charge coverage ratio and a senior leverage financial covenant as defined in the Credit Facility. As of June 30, 2006, RIH was not in compliance with the financial covenants contained in the CIT Facility and received a waiver from CIT with respect to such non-compliance. The outstanding balance due to CIT at June 30, 2006 was approximately $13.6 million.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A. (“Commerce Facility”). The Commerce Facility agreement was amended in June 2006 to provide for working capital borrowings and letters of credit up to $15 million. The letter of credit portion of the Commerce Facility allows for a maximum of $7.5 million. However, if the maximum amount for the letters of credit is not used, the unused letter of credit portion is available for borrowings up to a maximum of $10.0 million. The Commerce Facility expires on August 31, 2006. As of June 30, 2006 there were $5.2 million of standby letters of credit issued against the Commerce Facility and borrowings having an aggregate outstanding balance of $7.0 million. The remaining availability of the letter of credit portion of the Commerce Facility at June 30, 2006 was $2.3 million or $2.8 million on the borrowing portion including the unused letter of credit portion. The Company was not in compliance with the Commerce Facility covenants at June 30, 2006 and received a waiver from Commerce for its deficiency.

As discussed in Note 2, absent the amendments to the Commerce Facility and the CIT Facility, the Company would not have been in compliance with financial covenants contained in its CIT Facility and Commerce Facility as of December 31, 2005. Management has also renegotiated the financial covenants with CIT and Commerce for periods subsequent to December 31, 2005. The Commerce Facility expires on August 31, 2006. Also, as discussed in Note 2, the Company was not in compliance with financial covenants contained in its CIT Facility and Commerce Facility as of June 30, 2006 and received waivers from CIT and Commerce for the deficiencies. The Company had a working capital deficit of $20.7 million at June 30, 2006. Management believes, based on the information currently available, that the results of its operations will not allow the Company to meet these financial covenants in the future unless the financial covenants are amended. Therefore, the Company continues to explore a number of alternatives, including refinancing and/or restructuring some or all long term debt and the related financial covenants. However, there can be no assurances that the Company will be successful in this regard.

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

The charges pursuant to the agreements are discretionary in nature and are agreed to by the parties to the agreements. During the six months ended June 30, 2006, the Company charged to its affiliates $2.8 million as a result of these agreements and had a receivable due from affiliates of $7.0 million at June 30, 2006. Additionally, during the six months ended June 30, 2006, the Company incurred charges of $8.8 million from its affiliates as a result of these agreements. These charges from affiliates include charges for medical and other insurance costs related to employees of the Company under a self-insured program managed by an affiliate which was $5.2 million. At June 30, 2006, the Company owed $8.6 million to its affiliates. The operating results of the Company could be different if the Company operated autonomously and without these transactions with its affiliates.

As of June 30, 2006 and December 31, 2005, the Company owed affiliates approximately $1.6 million and $3.1 million, respectively, for fees and expenses incurred by affiliates of Colony Capital, the Company’s principal shareholder.

During 2004, RREH purchased from KINA approximately 8.0 acres of land adjacent to and nearby the Resorts site. The land was acquired in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note will mature immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes which are due March 15, 2009. Interest on the $40 million note is payable semi-annually, and is calculated at the following annual rates: 0% through September 2005, 4% from October 2005 through March 2006, 6% from April 2006 through March 2008, and 9% from April 2008 through March 2009. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed is initially limited to $20 million increasing by $5 million each year. The KINA Note contains cross-default provisions whereby the acceleration of the scheduled maturity of the First Mortgage Notes constitutes an event of default under the KINA Note.

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

During May 2006, RIHC renewed its general property insurance policies in the amount of approximately $7.4 million for the policy years ending April 2007 compared with approximately $1.8 million for policy years ended April 2006. Principal payments in the amount of approximately $2.4 million were made during June 2006 and a current liability was recorded for the balance of the general property insurance premiums due of approximately $5.0 million, including $140,000 in finance charges. The insurance premiums are due in equal monthly installments of $557,000 through March 2007. As of June 30, 2006 RIHC had recorded approximately $6.2 million in prepaid insurance and $1.2 million in insurance expense related to the general property insurance policies for the period of coverage May 2006 through April 2007. These increased premiums are prevalent throughout the insurance market for casino hotels since the hurricane disasters on the gulf coast in 2005.

In July 2006, due to a budget impasse in the New Jersey legislature, the governor of the State of New Jersey ordered a shutdown of non-essential state services, which included regulatory inspection of the Atlantic City casino industry. This mandatory shutdown resulted in the closing of casino operations for all Atlantic City casinos from essentially July 5th through July 7th. The three day shutdown of casino operations had a negative impact on the Company’s results of operations for July and also its liquidity.

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

During the six months ended June 30, 2006, there were no changes in the Companies’ internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Companies’ internal controls over financial reporting.

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

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meetings of shareholders for CRH and RIHC were each held on May 16, 2006. The matters voted on at the meeting were: (1) to elect three directors for both CRH and RIHC to one-year terms until the 2007 Annual Meeting or until their successors are duly elected and qualified and (2) to ratify the appointment of Ernst & Young LLP as independent auditors of both CRH and RIHC for the fiscal year ending December 31, 2006.

Thomas J. Barrack, Jr., Nicholas L. Ribis, and Mark M. Hedstrom were elected as directors of CRH and RIHC until the 2007 Annual Meeting of Shareholders, with the following results of voting as follows:

	CRH		RIHC
	For	Withheld	For	Withheld
Thomas J. Barrack, Jr.	38,295	0	100	0
Nicholas L. Ribis	38,295	0	100	0
Mark M. Hedstrom	38,295	0	100	0

The appointment of Ernst & Young LLP as independent auditors of CRH and RIHC was ratified, with the results of voting as follows:

	CRH	RIHC
For	38,295	100
Against	0	0
Abstain	0	0

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of Anthony Rodio, President and Principal Executive Officer of CRH, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anthony Rodio, President and Principal Executive Officer of RIHC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Francis X. McCarthy, Executive Vice President Finance/CFO and Principal Financial Officer of CRH, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Francis X. McCarthy, Executive Vice President Finance/CFO and Principal Financial Officer of RIHC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Anthony Rodio, President and Principal Executive Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Francis X. McCarthy, Executive Vice President Finance/CFO and Principal Financial Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2006

COLONY RIH HOLDINGS, INC.

By:	/s/ FRANCIS X. MCCARTHY
Name:	Francis X. McCarthy
Title:	Executive Vice President Finance/CFO (Duly Authorized Officer and Principal Financial Officer)

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

By:	/s/ FRANCIS X. MCCARTHY
Name:	Francis X. McCarthy
Title:	Executive Vice President Finance/CFO (Duly Authorized Officer and Principal Financial Officer)