Form 10-Q
period 2006-09-30
COLONY RIH HOLDINGS INC; RESORTS INTERNATIONAL HOTEL & CASINO INC
filed 2006-11-14
CIK 1141270, 1141271

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

The number of shares outstanding of Colony RIH Holdings, Inc.'s Class A Common Stock, $0.01 par value, was 38,295 and the number of shares outstanding of Colony RIH Holdings, Inc.'s Class B Common Stock, $0.01 par value, was 774,982, each as of November 10, 2006.

The number of shares outstanding of Resorts International Hotel and Casino, Inc.'s Common Stock, $0.01 par value, was 100 as of November 10, 2006.

COLONY RIH HOLDINGS, INC.

AND

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

ITEM 1. FINANCIAL STATEMENTS

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$19,130	$25,830
Receivables, net	9,067	6,607
Inventories	2,509	2,467
Prepaid expenses and other current assets	8,033	2,787

Total current assets	38,739	37,691

Property and equipment, net	291,748	298,154
Other assets	15,798	18,363

Total assets	$346,285	$354,208

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$15,539	$5,617
Accounts payable	18,677	8,010
Accrued interest payable	1,107	6,518
Accrued expenses and other current liabilities	23,326	24,110
Due to affiliates, net	1,150	3,107

Total current liabilities	59,799	47,362

Long-term debt, less current portion	230,385	234,224
Redeemable common stock	3,875	3,875

Total liabilities	294,059	285,461

Shareholders' equity
Common stock:
Class A—$.01 par value, 900,000 shares authorized, 38,295 shares issued and outstanding	—	—
Class B—$.01 par value, 1,600,000 shares authorized, 774,982 shares issued and outstanding	8	8
Capital in excess of par	73,790	73,790
Accumulated deficit	(21,572)	(5,051)

Total shareholders' equity	52,226	68,747

Total liabilities and shareholders' equity	$346,285	$354,208

See accompanying notes.

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Casino	$77,669	$75,771	$211,548	$204,318
Lodging	5,687	7,084	16,167	17,479
Food and beverage	9,307	7,369	24,496	18,175
Other	2,003	2,174	4,896	4,642
Less: promotional allowances	(25,396)	(22,981)	(65,894)	(56,258)

Total net revenue	69,270	69,417	191,213	188,356

Costs and expenses:
Casino	35,864	35,244	101,245	99,254
Lodging	484	850	2,071	2,273
Food and beverage	4,118	3,045	10,395	7,391
Other operating	477	1,215	2,251	2,801
Selling, general, and administrative	17,334	16,113	52,994	43,792
Depreciation and amortization	5,394	6,270	16,266	15,759

Total costs and expenses	63,671	62,737	185,222	171,270

Income from operations	5,599	6,680	5,991	17,086

Interest income	232	178	598	453
Interest expense	(6,983)	(6,391)	(20,291)	(19,192)
Other income, net	14	—	13	28

(Loss) income before income taxes	(1,138)	467	(13,689)	(1,625)

Provision for income taxes	2,657	621	2,832	414

Net loss	$(3,795)	$(154)	$(16,521)	$(2,039)

See accompanying notes.

COLONY RIH HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(16,521)	$(2,039)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,377	15,062
Amortization of debt premiums, discounts and issuance costs	1,605	1,344
Provision for doubtful receivables	634	358
Gain on disposal of fixed assets	(13)	(28)
Provision for discount on CRDA obligations, net of amortization	889	697
Deferred income tax	2,657	(572)
Changes in operating assets and liabilities:
Net decrease in advances to affiliates	—	1,012
Net decrease in due to affiliates	(1,957)	—
Net increase in receivables	(3,094)	(1,737)
Net (increase) decrease in inventories and prepaid expenses and other current assets	(6,050)	123
Net decrease in deferred charges and other assets	270	346
Net increase in accounts payable and accrued expense	9,700	1,533
Net decrease in interest payable	(5,411)	(5,508)

Net cash (used in) provided by operating activities	(1,914)	10,591

Cash Flows from Investing Activities:
Releases of restricted cash	—	398
Proceeds from sale of fixed assets	96	28
Purchase of property and equipment	(8,002)	(14,397)
CRDA deposits and bond purchases	(2,494)	(2,328)

Net cash used in investing activities	(10,400)	(16,299)

Cash Flows from Financing Activities:
Proceeds of borrowings	9,800	5,000
Payments to secure borrowings	—	(92)
Debt repayments	(4,186)	(6,462)

Net cash provided by (used in) financing activities	5,614	(1,554)

Net decrease in cash and cash equivalents	(6,700)	(7,262)
Cash and cash equivalents at beginning of period	25,830	31,975

Cash and cash equivalents at end of period	$19,130	$24,713

Supplemental Cash Flow Disclosures:
Cash paid during the period for:
Interest	$22,136	$21,815
Income taxes paid, net	$943	$1,069
Non-cash investment and financing transactions:
Obligations incurred for the purchase of property and equipment	$—	$1,554

See accompanying notes.

COLONY RIH HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Colony RIH Holdings, Inc., a Delaware corporation (“CRH”), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc., a Delaware corporation (“RIHC” or the “Company”). RIHC, through its wholly-owned subsidiary, Resorts International Hotel, Inc., a New Jersey corporation (“RIH”), owns and operates Resorts Atlantic City (“Resorts”), a casino/hotel located in Atlantic City, New Jersey. On April 1, 2003, Resorts Real Estate Holdings, Inc. (“RREH”), a New Jersey corporation, was formed as a wholly-owned subsidiary of CRH for the purpose of acquiring certain land, including land adjacent to Resorts. RREH had no substantive business operations prior to January 2004 (see Note 2). Colony RIH Holdings, Inc, Resorts International Hotel and Casino, Inc. and Resorts International Hotel, Inc. are referred to collectively as the “Companies”.

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

Absent the amendments to the Commerce Facility and the CIT Facility, the Company would not have been in compliance with financial covenants contained in its CIT Facility and Commerce Facility as of December 31, 2005. Management has also renegotiated the financial covenants with CIT and Commerce for periods subsequent to December 31, 2005. The Commerce Facility expires on November 30, 2006. The Company had a working capital deficit of $21.1 million at September 30, 2006. The Company continues to explore a number of alternatives, including refinancing and/or restructuring some or all long-term debt. However, there can be no assurances that the Company will be successful in this regard.

During the summer of 2006 the Company implemented a new customer loyalty program, Destination Club, which offers incentives to customers who gamble at Resorts and its affiliated casinos. Under the program, customers are able to accumulate, or bank, tier points over time that they may redeem at their discretion under the terms of the program. The tier points balance will be forfeited if the customer does not redeem them over an eight-month period from the time they were first earned. As a result of the ability of the customer to bank the tier points, we accrue the expense of the tier points, after consideration of estimated breakage, as they are earned. The estimated cost to provide tier points is expensed as the tier points are earned and is included in casino expense on our Consolidated Statements of Operations. To arrive at the estimated cost associated with tier points, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which tier points will be redeemed. We use historical data to assist in the determination of estimated accruals. At September 30, 2006, $500,000 was accrued for the cost of anticipated Destination Club tier point redemptions.

In July 2006, due to a budget impasse in the New Jersey legislature, the governor of the State of New Jersey ordered a shutdown of non-essential state services, which included regulatory inspection of the Atlantic City casino industry. This mandatory shutdown resulted in the closing of casino operations for all Atlantic City casinos from July 5th through July 7th. The three day shutdown of casino operations had a negative impact on the Company’s revenues and results of operations for the third quarter.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results set forth in the condensed consolidated statement of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and notes thereto included in CRH’s annual report on Form 10-K for the year ended December 31, 2005.

Certain prior year balances have been reclassified to conform to the current year’s presentation.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires stock-based employee compensation to be measured based on the grant-date fair value of the award and the cost to be recognized over the period during which, an employee is required to provide service in exchange for the award. SFAS 123(R) eliminates the alternative use of APB No. 25's intrinsic value method of accounting for stock options granted to employees.

The Company adopted SFAS 123(R) on January 1, 2006 and the effect of adoption was not material.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact of this standard on its consolidated financial statements.

2. LONG-TERM DEBT

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

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed; and a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $5.8 million at September 30, 2006.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc (“CIT Facility”). As amended in September 2006, the CIT Facility permits RIH to reborrow principal amounts repaid following the date of the amendment, up to a limit of $5 million in new borrowings, for the purchase of machinery, furniture, or equipment. The outstanding balance under the CIT Facility at September 30, 2006 was $12.2 million. The loans pursuant to the CIT Facility are repayable in equal monthly installments of $455,899, plus applicable interest, through September 2007. Beginning in October 2007 all loans under the CIT Facility will be combined and payable over a seventeen month amortization period. The outstanding loans associated with the CIT Facility bear interest at the rate of LIBOR plus the applicable margin (as defined) which can range from 4.75% to 8.00% based upon operating results. As of September 30, 2006, the interest rate on the CIT Facility was 11.26% per annum. RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. The CIT Facility contains a minimum liquidity covenant and a total indebtedness covenant as defined in the CIT Facility.

2. LONG-TERM DEBT (continued)

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility agreement was amended in June 2006 to provide for working capital borrowings and letters of credit in an aggregate amount of up to $15 million, with the letter of credit portion of the Commerce Facility not to exceed $7.5 million and working capital borrowings not to exceed $10.0 million. The Commerce Facility was amended again in October 2006 to provide for an extension of the expiration date until November 30, 2006 and a suspension of financial covenants for the periods ended September 30, 2006. The amended Commerce Facility also provides that any further advances require the specific approval of Commerce Bank following receipt of information regarding the purpose and nature of the proposed borrowing. As of September 30, 2006 there were $5.2 million of standby letters of credit issued against the Commerce Facility and borrowings having an aggregate outstanding balance of $9.8 million. At September 30, 2006, the remaining availability of the letter of credit portion of the Commerce Facility was $2.3 million and the remaining availability on the borrowing portion was $0.2 million, including the unused letter of credit portion.

During 2004, RREH purchased from Kerzner International North America, Inc. (“KINA”) approximately 8.0 acres of land adjacent to and nearby the Resorts site. The land was acquired in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note will mature immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes which are due March 15, 2009. Interest on the $40 million note is payable semi-annually, and is calculated at the following annual rates: 0% through September 2005, 4% from October 2005 through March 2006, 6% from April 2006 through March 2008, and 9% from April 2008 through March 2009. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed is initially limited to $20 million increasing by $5 million each year. The KINA Note contains cross-default provisions whereby the acceleration of the scheduled maturity of the First Mortgage Notes constitutes an event of default under the KINA Note.

The Company continues to explore a number of alternatives, including refinancing and/or restructuring some or all long-term debt. However, there can be no assurances that the Company will be successful in this regard.

3. REDEEMABLE COMMON STOCK

The proceeds from the sale of 1,915 shares of Class A Common Stock and 38,750 shares of Class B Common Stock have been classified separately from shareholders’ equity as “Redeemable Common Stock” in the balance sheets to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances.

4. INCOME TAXES

The provision for income taxes for the three and nine months ended September 30, 2006 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues.

On June 30, 2003, the State of New Jersey amended the New Jersey Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2005 through 2006. This tax expired June 30, 2006, the state’s fiscal year-end. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $175,000 and $350,000 for the years 2006 and 2005, respectively. In connection with this tax, the Company recorded provisions for income taxes of $175,000 and $263,000, respectively, for the nine month periods ended September 30, 2006 and 2005.

4. INCOME TAXES (continued)

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carry forwards through 2006 and the introduction of a new alternative minimum assessment (“NJAMA”) under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. Based on the results of operations, management has determined that it is more likely than not that the Company will not realize the economic benefit of the deferred tax assets associated with the NJAMA. Consequently, the Company recorded a provision for income taxes of $2.7 million for the three and nine month periods ended September 30, 2006, for adjustments to valuation allowances on deferred tax assets which is comprised of $767,000 that arose in the current year and $1.9 million that arose in prior years associated with the NJAMA. As of September 30, 2006 all deferred tax assets, including those associated with the NJAMA were fully reserved. The Tax Act was retroactive to January 1, 2002 and expires at December 31, 2006.

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

Except for 555 Class A options and 11,188 Class B options which were granted to an independent contractor in 2001 and were immediately vested, the options have various vesting periods ranging from three to five years. As of September 30, 2006, 1,259 Class A options had been granted and were outstanding, of which 1,228 options have vested and are fully exercisable. Also as of September 30, 2006, 25,480 Class B options had been granted and were outstanding, of which 24,858 options have vested and are fully exercisable.

6. RELATED PARTY TRANSACTIONS

As of September 30, 2006 and December 31, 2005, the Company owed affiliates approximately $1.2 million and $3.1 million, respectively, for fees and expenses incurred by affiliates of Colony Capital, the Company’s principal shareholder.

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

The charges pursuant to the agreements are discretionary in nature and are agreed to by the parties to the agreements. As a result of these agreements, the Company charged to its affiliates $1.0 million and $4.2 million during the three months ended September 30, 2006 and 2005, respectively and charged to its affiliates $3.8 million and $6.1million during the nine months ended September 30, 2006 and 2005, respectively. As a result of these agreements, the Company incurred charges from its affiliates of $3.3 million and $3.1 million during the three months ended September 30, 2006 and 2005, respectively and incurred charges from its affiliates of $12.1 million and $4.4 million during the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 charges from affiliates included charges in the amount of $7.1 million for medical and other insurance costs related to employees of the Company under a self-insured program managed by an affiliate, $2.0 million in corporate and affiliate payroll costs, $0.7 million in corporate insurance premiums and $2.3 million of other corporate expenses and shared services with affiliates. At September 30, 2006 and December 31, 2005, the Company owed $9.2 million and $7.3 million to its affiliates, respectively. The operating results of the Company could be different if the Company operated autonomously and without these transactions with its affiliates.

7. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a defendant in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

New Jersey Sports & Exposition Authority

The twelve Atlantic City casino properties (the “AC Industry”) and the Casino Reinvestment and Development Authority (“CRDA”) have entered into an agreement with the New Jersey Sports & Exposition Authority (the “NJSEA”) to provide funding to subsidize New Jersey’s horseracing industry. In exchange for this funding, the NJSEA and the three active New Jersey racetracks will not conduct any casino gaming at the racetracks prior to January 1, 2009. As part of the agreement, the AC Industry will provide $34 million over a four-year period to the NJSEA and must deposit another $62 million into the Casino Expansion Fund (managed by the CRDA). The $62 million will be derived from funds either currently on deposit or to be deposited with the CRDA pursuant to each casino property’s investment obligation. The Company’s obligation is equal to its fair share of AC Industry casino revenues. The Company estimates this commitment over the four-year period to be approximately $4.8 million, the first payment of which was made in November 2004. The total estimated commitment will be charged to operations on a straight-line basis through January 1, 2009. Once the Company meets its deposit obligation related to its fair share of the $62 million, the Company is eligible to receive funds from the Casino Expansion Fund for qualified construction expenditures. The Company has until December 31, 2014 to submit an application to exhaust its share of the Casino Expansion Fund. Any funds not transferred out of the Casino Expansion Fund by the required date will be transferred to funds on deposit with the CRDA pursuant to its ongoing investment obligations.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$18,883	$25,280
Receivables, net	9,067	6,607
Inventories	2,509	2,467
Prepaid expenses and other current assets	8,033	3,137

Total current assets	38,492	37,491

Property and equipment, net	250,290	256,696
Other assets	15,707	18,319

Total assets	$304,489	$312,506

Liabilities and Shareholder’s Equity
Current liabilities
Current maturities of long-term debt	$15,539	$5,617
Accounts payable	18,677	8,010
Accrued interest payable	1,009	6,050
Accrued expenses and other current liabilities	22,525	23,659
Due to affiliates	1,150	3,107

Total current liabilities	58,900	46,443

Long-term debt, less current portion	190,385	194,224

Total liabilities	249,285	240,667

Shareholder’s equity
Common stock - $0.01 par value, 10,000 shares authorized, 100 shares issued and outstanding	—	—
Capital in excess of par	77,673	77,673
Accumulated deficit	(22,469)	(5,834)

Total shareholder’s equity	55,204	71,839

Total liabilities and shareholder’s equity	$304,489	$312,506

See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Casino	$77,669	$75,771	$211,548	$204,318
Lodging	5,687	7,084	16,167	17,479
Food and beverage	9,307	7,369	24,496	18,175
Other	2,003	2,174	4,896	4,642
Less: promotional allowances	(25,396)	(22,981)	(65,894)	(56,258)

Total net revenue	69,270	69,417	191,213	188,356

Costs and expenses:
Casino	35,864	35,244	101,245	99,254
Lodging	484	850	2,071	2,273
Food and beverage	4,118	3,046	10,395	7,391
Other operating	475	1,214	2,249	2,801
Selling, general, and administrative	17,943	16,575	54,701	45,179
Depreciation and amortization	5,394	6,270	16,266	15,759

Total costs and expenses	64,278	63,199	186,927	172,657

Income from operations	4,992	6,218	4,286	15,699

Interest income	232	178	598	453
Interest expense	(6,381)	(5,992)	(18,700)	(17,993)
Other (expense) income, net	14	—	13	28

(Loss) income before income taxes	(1,143)	404	(13,803)	(1,813)

Provision for income taxes	2,657	621	2,832	414

Net (loss) income	$(3,800)	$(217)	$(16,635)	$(2,227)

See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine months ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(16,635)	$(2,227)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,377	15,062
Amortization of debt premiums, discounts and issuance costs	1,606	1,344
Provision for doubtful receivables	634	358
Loss/(gain) on disposal of fixed assets	(13)	(28)
Provision for discount on CRDA obligations, net of amortization	889	697
Deferred income tax	2,657	(572)
Changes in operating assets and liabilities:
Net decrease in advances to affiliates	—	1,012
Net decrease in due to affiliates	(1,957)	—
Net increase in receivables	(3,094)	(1,737)
Net increase in inventories, prepaid expenses and other current assets	(5,700)	(227)
Net decrease in deferred charges and other assets	316	861
Net increase in accounts payable and accrued expense	9,350	1,534
Net decrease in interest payable	(5,041)	(5,165)

Net cash (used in) provided by operating activities	(1,611)	10,912

Cash Flows from Investing Activities:
Releases of restricted cash	—	398
Proceeds from sale of fixed assets	96	28
Purchase of property and equipment	(8,002)	(14,397)
CRDA deposits	(2,494)	(2,328)

Net cash used in investing activities	(10,400)	(16,299)

Cash Flows from Financing Activities:
Proceeds of borrowings	9,800	5,000
Payments to secure borrowings	—	(92)
Debt repayments	(4,186)	(6,462)

Net cash provided by (used in) financing activities	5,614	(1,554)

Net decrease in cash and cash equivalents	(6,397)	(6,941)
Cash and cash equivalents at beginning of period	25,280	31,512

Cash and cash equivalents at end of period	$18,883	$24,571

Supplemental Cash Flow Disclosures:
Cash paid during the period for:

Interest	$22,136	$21,815
Income taxes paid, net	$943	$1,069
Non-cash investment and financing transactions:
Obligations incurred for the purchase of property and equipment	$—	$1,554

See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Colony RIH Holdings, Inc., a Delaware corporation (“CRH”), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc., a Delaware corporation (“RIHC” or the “Company”). RIHC, through its wholly-owned subsidiary, Resorts International Hotel, Inc., a New Jersey corporation (“RIH”), owns and operates Resorts Atlantic City (“Resorts”), a casino/hotel located in Atlantic City, New Jersey. On April 1, 2003, Resorts Real Estate Holdings, Inc. (“RREH”), a New Jersey corporation, was formed as a wholly-owned subsidiary of CRH for the purpose of acquiring certain land, including land adjacent to Resorts. RREH had no substantive business operations prior to January 2004 (see Note 2). Colony RIH Holdings, Inc, Resorts International Hotel and Casino, Inc. and Resorts International Hotel, Inc. are referred to collectively as the “Companies”.

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

Absent the amendments to the Commerce Facility and the CIT Facility, the Company would not have been in compliance with financial covenants contained in its CIT Facility and Commerce Facility as of December 31, 2005. Management has also renegotiated the financial covenants with CIT and Commerce for periods subsequent to December 31, 2005. The Commerce Facility expires on November 30, 2006. The Company had a working capital deficit of $20.4 million at September 30, 2006. The Company continues to explore a number of alternatives, including refinancing and/or restructuring some or all long-term debt. However, there can be no assurances that the Company will be successful in this regard.

During the summer of 2006 the Company implemented a new customer loyalty program, Destination Club, which offers incentives to customers who gamble at Resorts and its affiliated casinos. Under the program, customers are able to accumulate, or bank, tier points over time that they may redeem at their discretion under the terms of the program. The tier points balance will be forfeited if the customer does not redeem them over an eight-month period from the time they were first earned. As a result of the ability of the customer to bank the tier points, we accrue the expense of the tier points, after consideration of estimated breakage, as they are earned. The estimated cost to provide tier points is expensed as the tier points are earned and is included in casino expense on our Consolidated Statements of Operations. To arrive at the estimated cost associated with tier points, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which tier points will be redeemed. We use historical data to assist in the determination of estimated accruals. At September 30, 2006, $500,000 was accrued for the cost of anticipated Destination Club tier point redemptions.

In July 2006, due to a budget impasse in the New Jersey legislature, the governor of the State of New Jersey ordered a shutdown of non-essential state services, which included regulatory inspection of the Atlantic City casino industry. This mandatory shutdown resulted in the closing of casino operations for all Atlantic City casinos from July 5th through July 7th. The three day shutdown of casino operations had a negative impact on the Company’s revenues and results of operations for the third quarter.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been included. The results set forth in the condensed consolidated statement of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For further information, refer to the consolidated financial statements and notes thereto included in RIHC’s annual report on Form 10-K for the year ended December 31, 2005.

Certain prior year balances have been reclassified to conform to the current year’s presentation.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires stock-based employee compensation to be measured based on the grant-date fair value of the award and the cost to be recognized over the period during which, an employee is required to provide service in exchange for the award. SFAS 123(R) eliminates the alternative use of APB No. 25's intrinsic value method of accounting for stock options granted to employees.

The Company adopted SFAS 123(R) on January 1, 2006 and the effect of adoption was not material.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact of this standard on its consolidated financial statements.

2. LONG-TERM DEBT

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

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed; and a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $5.8 million at September 30, 2006.

2. LONG-TERM DEBT (continued)

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc (“CIT Facility”). As amended in September 2006, the CIT Facility permits RIH to reborrow principal amounts repaid following the date of the amendment, up to a limit of $5 million in new borrowings, for the purchase of machinery, furniture, or equipment. The outstanding balance under the CIT Facility at September 30, 2006 was $12.2 million. The loans pursuant to the CIT Facility are repayable in equal monthly installments of $455,899, plus applicable interest, through September 2007. Beginning in October 2007 all loans under the CIT Facility will be combined and payable over a seventeen month amortization period. The outstanding loans associated with the CIT Facility bear interest at the rate of LIBOR plus the applicable margin (as defined) which can range from 4.75% to 8.00% based upon operating results. As of September 30, 2006, the interest rate on the CIT Facility was 11.26% per annum. RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. The CIT Facility contains a minimum liquidity covenant and a total indebtedness covenant as defined in the CIT Facility.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility agreement was amended in June 2006 to provide for working capital borrowings and letters of credit in an aggregate amount of up to $15 million, with the letter of credit portion of the Commerce Facility not to exceed $7.5 million and working capital borrowings not to exceed $10.0 million. The Commerce Facility was amended again in October 2006 to provide for an extension of the expiration date until November 30, 2006 and a suspension of financial covenants for the periods ended September 30, 2006. The amended Commerce Facility also provides that any further advances require the specific approval of Commerce Bank following receipt of information regarding the purpose and nature of the proposed borrowing. As of September 30, 2006 there were $5.2 million of standby letters of credit issued against the Commerce Facility and borrowings having an aggregate outstanding balance of $9.8 million. At September 30, 2006, the remaining availability of the letter of credit portion of the Commerce Facility was $2.3 million and the remaining availability on the borrowing portion was $0.2 million, including the unused letter of credit portion.

During 2004, RREH purchased from KINA approximately 8.0 acres of land adjacent to and nearby the Resorts site. The land was acquired in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note will mature immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes, which are due March 15, 2009. Interest on the $40 million note is payable semi-annually and is calculated at the following annual rates: 0% through September 2005, 4% from October 2005 through March 2006, 6% from April 2006 through March 2008, and 9% from April 2008 through March 2009. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however, that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed is initially limited to $20 million, increasing by $5 million each year. The KINA Note contains cross-default provisions whereby the acceleration of the scheduled maturity of the First Mortgage Notes constitutes an event of default under the KINA Note.

The Company continues to explore a number of alternatives, including refinancing and/or restructuring some or all long-term debt. However, there can be no assurances that the Company will be successful in this regard.

3. INCOME TAXES

The provision for income taxes for the three and nine months ended September 30, 2006 is different than the amount computed at the United States statutory rate due to certain non-deductible items and state income taxes, which are calculated under an alternative minimum assessment of a percentage of gross revenues.

On June 30, 2003, the State of New Jersey amended the New Jersey Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2005 through 2006. This tax expired June 30, 2006, the state’s fiscal year-end. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $175,000 and $350,000 for the years 2006 and 2005, respectively. In connection with this tax, the Company recorded provisions for income taxes of $175,000 and $263,000, respectively, for the nine month periods ended September 30, 2006 and 2005.

3. INCOME TAXES (continued)

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carry forwards through 2006 and the introduction of a new alternative minimum assessment (“NJAMA”) under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. Based on the results of operations, management has determined that it is more likely than not that the Company will not realize the economic benefit of the deferred tax assets associated with the NJAMA. Consequently, the Company recorded a provision for income taxes of $2.7 million for the three and nine month periods ended September 30, 2006, for adjustments to valuation allowances on deferred tax assets which is comprised of $767,000 that arose in the current year and $1.9 million that arose in prior years associated with the NJAMA. As of September 30, 2006 all deferred tax assets, including those associated with the NJAMA were fully reserved. The Tax Act was retroactive to January 1, 2002 and expires at December 31, 2006.

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

Except for 555 Class A options and 11,188 Class B options which were granted to an independent contractor in 2001 and were immediately vested, the options have various vesting periods ranging from three to five years. As of September 30, 2006, 1,259 Class A options had been granted and were outstanding, of which 1,228 options have vested and are fully exercisable. Also as of September 30, 2006, 25,480 Class B options had been granted and were outstanding, of which 24,858 options have vested and are fully exercisable.

5. RELATED PARTY TRANSACTIONS

As of September 30, 2006 and December 31, 2005, the Company owed affiliates approximately $1.2 million and $3.1 million, respectively, for fees and expenses incurred by affiliates of Colony Capital, CRH’s principal shareholder.

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

The charges pursuant to the agreements are discretionary in nature and are agreed to by the parties to the agreements. As a result of these agreements, the Company charged to its affiliates $1.0 million and $4.2 million during the three months ended September 30, 2006 and 2005, respectively and charged to its affiliates $3.8 million and $6.1 million during the nine months ended September 30, 2006 and 2005, respectively. As a result of these agreements, the Company incurred charges from its affiliates of $3.3 million and $3.1 million during the three months ended September 30, 2006 and 2005, respectively and incurred charges from its affiliates of $12.1 million and $4.4 million during the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 charges from affiliates included charges in the amount of $7.1 million for medical and other insurance costs related to employees of the Company under a self-insured program managed by an affiliate, $2.0 million in corporate and affiliate payroll costs, $0.7 million in corporate insurance premiums and $2.3 million of other corporate expenses and shared services with affiliates. At September 30, 2006 and December 31, 2005, the Company owed $9.2 million and $7.3 million to its affiliates, respectively. The operating results of the Company could be different if the Company operated autonomously and without these transactions with its affiliates.

6. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a defendant in certain litigation. In the opinion of management, based upon advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

New Jersey Sports & Exposition Authority

The twelve Atlantic City casino properties (the “AC Industry”) and the Casino Reinvestment and Development Authority (“CRDA”) have entered into an agreement with the New Jersey Sports & Exposition Authority (the “NJSEA”) to provide funding to subsidize New Jersey’s horseracing industry. In exchange for this funding, the NJSEA and the three active New Jersey racetracks will not conduct any casino gaming at the racetracks prior to January 1, 2009. As part of the agreement, the AC Industry will provide $34 million over a four-year period to the NJSEA and must deposit another $62 million into the Casino Expansion Fund (managed by the CRDA). The $62 million will be derived from funds either currently on deposit or to be deposited with the CRDA pursuant to each casino property’s investment obligation. The Company’s obligation is equal to its fair share of AC Industry casino revenues. The Company estimates this commitment over the four-year period to be approximately 4.8 million, the first payment of which was made in November 2004. The total estimated commitment will be charged to operations on a straight-line basis through January 1, 2009. Once the Company meets its deposit obligation related to its fair share of the $62 million, the Company is eligible to receive funds from the Casino Expansion Fund for qualified construction expenditures. The Company has until December 31, 2014 to submit an application to exhaust its share of the Casino Expansion Fund. Any funds not transferred out of the Casino Expansion Fund by the required date will be transferred to funds on deposit with the CRDA pursuant to its ongoing investment obligations.

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

The following discussion and analysis as well as the associated tables are based on the financial statements of RIHC. The financial statements of CRH and RIHC are materially similar with certain differences related to the following:

•	the financial statements of CRH include the financial statements of RREH, which acquired the Option Land on March 18, 2004 and issued a $40 million note to KINA in payment thereof; and

•	the financial statements of CRH classify certain equity instruments separately from shareholders’ equity as redeemable common stock in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances.

•	the financial statements of RIHC include intercompany rent for the Option Land properties that RIHC pays to RREH. The intercompany rent is eliminated in the consolidations of RIHC and RREH into CRH’s financial statements.

A reconciliation of selected financial information between RIHC and CRH is as follows:

Assets

	September 30, 2006	December 31, 2005
	($ in thousands)
Total assets of RIHC	$304,489	$312,506
Basis of Option Land acquired	41,458	41,458
Other assets of RREH	338	244

Total assets of CRH	$346,285	$354,208

Liabilities

	September 30, 2006	December 31, 2005
	($ in thousands)
Total liabilities of RIHC	$249,285	$240,667
Note payable, plus accrued interest	40,098	40,468
Other accrued expenses	801	451
Redeemable common stock	3,875	3,875

Total liabilities of CRH	$294,059	$285,461

Equity

	September 30, 2006	December 31, 2005
	($ in thousands)
Total shareholder’s equity of RIHC	$55,204	$71,839
Redeemable common stock	(3,875)	(3,875)
Intercompany rent	5,017	3,312
Interest expense	(3,759)	(2,168)
Income tax expense	(361)	(361)

Total shareholders’ equity of CRH	$52,226	$68,747

Net Loss

	Nine months ended September 30,
	2006	2005
	($ in thousands)
Net loss of RIHC	$(16,635)	(2,227)
Intercompany rent	1,705	1,388
Interest expense	(1,591)	(1,200)
Income tax expense	—	—

Net loss of CRH	$(16,521)	(2,039)

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

In December 2004, the FASB issued Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires stock-based employee compensation to be measured based on the grant-date fair value of the award and the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123(R) eliminates the alternative use of APB No. 25's intrinsic value method of accounting for stock options granted to employees. The Company adopted SFAS 123(R) on January 1, 2006 and the effect of adoption was not material.

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

RIHC also considers “EBITDA” to be a key indicator of its performance. EBITDA, as further defined in the First Mortgage Notes indenture (the “Indenture”), represents RIHC’s earnings before interest expense, taxes, depreciation and amortization costs, pre-opening costs incurred in connection with the New Tower, and other non-cash items. Management believes that EBITDA is a commonly used measure of performance in the gaming industry, and uses it as the primary measurement in evaluating management’s operating performance. EBITDA should not be considered as an alternative to operating income (as determined in accordance with generally accepted accounting principles, or “GAAP”) as an indicator of operating performance, or to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity, or to other consolidated income or cash flow statement data, as are determined in accordance with GAAP. Not all companies calculate EBITDA in the same manner. The following table reflects a reconciliation of EBITDA, as defined in the Indenture, to net loss as determined in accordance with GAAP for the periods noted:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Net loss	$(3,800)	$(217)	$(16,635)	$(2,227)
Add: Interest expense	6,381	5,992	18,700	17,993
Provision for income taxes	2,657	621	2,832	414
Depreciation and amortization	5,394	6,270	16,266	15,759
Other non-operating income	(14)	—	(13)	(28)

EBITDA	$10,618	$12,666	$21,150	$31,911

Operating Results

Various events have had a significant impact on Resorts’ operations over the last two years. The most notable of these are as follows:

•	Suspension of casino operations at all Atlantic City Casinos for a three day period mandated by the New Jersey Casino Control Commission during the New Jersey State budget impasse in July 2006.

•	Certain regional and national events, including increased energy costs, interest rates, and general economic conditions.

•	Increased costs in the areas of property insurance premiums and medical insurance and benefits expenses.

•	Continued construction on the retail corridor which connects the new lobby with the Ocean Tower and which opened in January 2006.

Revenues

The following table presents the detail of RIHC’s net revenues for the periods noted:

	Three months ended September 30,			Nine months ended September 30,
	2006	% change	2005	2006	% change	2005
	($ in thousands)
Casino revenues:
Slots	$59,207	2.7%	$57,652	$159,732	5.3%	$151,729
Table games	17,957	2.3%	17,554	50,233	(2.3)%	51,398
Other	505	(10.6)%	565	1,583	32.9%	1,191

Total casino revenues	77,669	2.5%	75,771	211,548	3.5%	204,318

Non-casino revenue:
Lodging	5,687	(19.7)%	7,084	16,167	(7.5)%	17,479
Food and beverage	9,307	26.3%	7,369	24,496	34.8%	18,175
Entertainment, retail and other	2,003	(7.9)%	2,174	4,896	5.5%	4,642

Total non-casino revenues	16,997	2.2%	16,627	45,559	13.1%	40,296

Less: promotional allowances	(25,396)	10.5%	(22,981)	(65,894)	17.1%	(56,258)

Total net revenues	$69,270	(0.2)%	$69,417	$191,213	1.5%	$188,356

Three months ended September 30, 2006 and 2005

In July 2006, due to a budget impasse in the New Jersey legislature, the governor of the State of New Jersey ordered a shutdown of non-essential state services, which included regulatory inspection of the Atlantic City casino industry. This mandatory shutdown resulted in the closing of casino operations for all Atlantic City casinos from July 5th through July 7th. The three day shutdown of casino operations had a negative impact on the Company’s revenues and results of operations for the third quarter.

The increase in slot revenues in 2006 was due to a $5.7 million increase in slot handle to $698.3 million from $692.6 in the same period of 2005. Also contributing to the increase in slot revenue was a 0.2 percentage point increase in slot hold percentage to 8.48% from 8.32% for the same period of 2005. The increase in slot handle was due to a combination of new slot machines that expanded the number of popular lower denomination slots, marketing programs that attracted a broader target market especially in charter bussing and slot technologies that only allow certain cash promotions to be redeemed through play at the slot machines. The increase in slot hold percentage was a direct result of the increased popularity of lower denomination slots that generally have a higher hold percentage.

The increase in table games revenues in 2006 was due to a 1.0 percentage point increase in table hold percentage to 14.37% for the three months ended September 30, 2006 from 13.41% for the same period of 2005, partially offset by a table games drop decrease to $125.0 million from $130.9 in same period of 2005. The 2006 table game hold percentage is more representative of average results than the lower than normal hold percentage of 2005. The decrease in table game drop is primarily due to an increase in the number of table games in the Atlantic City market.

The decrease in lodging revenues in 2006 was due to a lower average room rate in 2006. The average daily room rate decreased during the three months ended September 30, 2006 to $73.94 from $90.70 for the same period of 2005, while the number of rooms occupied in 2006 decreased 1.4% from 2005 levels. The decrease in average room rate is primarily due to an increase in complimentary room occupancy and an almost equal decrease in cash room occupancy. Complimentary rooms are recorded at a lower average rate than rooms sold for cash. The increase in complimentary room nights is due to marketing strategies designed to attract and reward casino customers with room accommodations.

The increase in food and beverage revenues in 2006 was due to an increase in the total number of restaurant covers (meals served) by 17.9% to 431,379 in 2006 from 365,827 in 2005, primarily due to implementation of marketing programs in 2006 that included coupons for the buffet for certain customer segments to attract increased volume and visits. Also contributing to the increase in beverage revenues was the recognition of complimentary casino beverages to conform to industry practice, which had no impact on net revenues.

The decrease in entertainment, retail, and other revenue in 2006 was primarily due to differences in scheduled headliner entertainment.

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

Nine months ended September 30, 2006 and 2005

The increase in slot revenues in 2006 was due to a $37.7 million increase in slot handle to $1,899.4 million from $1,861.7 million for the same period of 2005. The increase in slot handle was due to the addition of new themed slot machines and improved slot technologies, including “coinless” slots as well as increased cash incentives. Also contributing to the increase in slot revenue was a 0.3 percentage point increase in slot hold percentage to 8.60% from 8.30% for the same period of 2005. The increase in slot hold percentage was a direct result of the increased popularity of lower denomination slots that generally have a higher hold percentage.

The decrease in table games revenues in 2006 was due to a $5.0 million decrease in table game drop to $347.7 million in 2006 from 352.7 million in 2005 while table hold percentage decreased 0.1 percentage point to 14.4% for the nine months ended September 30, 2006 from 14.5% in 2005. The decrease in table game drop is primarily due to an increase in the number of table games in the Atlantic City market.

The decrease in lodging revenues in 2006 was a result of the decrease in the average daily room rate in 2006 to $77.60, from $89.47 in 2005. This was offset slightly by an increase in the number of occupied hotel rooms by 6.6% over prior year levels. The decrease in average room rate is primarily due to an increase in complimentary room occupancy while rooms sold for cash remained flat year to year. Complimentary rooms are recorded at a lower average rate than rooms sold for cash. The increase in complimentary room nights is due to marketing strategies designed to attract and reward casino customers with room accommodations.

The increase in food and beverage revenues in 2006 was due to an increase in the total number of restaurant covers (meals served) by 26.1% to 1,161,363 in 2006 from 920,895 in 2005, primarily due to the buffet having limited hours of operation for most of the first half of 2005 and the institution of marketing programs in 2006 that included coupons for the buffet for certain customer segments to attract increased volume and visits. Also contributing to the increase in beverage revenues was the recognition of complimentary casino beverages to conform to industry practice, which had no impact on net revenues.

Promotional allowances are expenses incurred by Resorts for complimentary services (goods and services, including rooms, food, beverage and admission, provided free of charge to gaming patrons) and cash incentives given to gaming patrons. The increase in promotional allowances was primarily due to an increase in cash incentives of approximately $4.8 million, casino beverage of approximately $4.4 million and food and beverage coupons of approximately $3.1 million, which are a direct result of marketing programs and increased gaming volumes.

Operating Results

The following table presents the detail of RIHC’s operating results for the periods noted:

	Three months ended September 30,			Nine months ended September 30,
	2006	% change	2005	2006	% change	2005
	($ in thousands)
Total net revenues	$69,270	(0.2)%	$69,417	$191,213	1.5%	$188,356
Costs and expenses:
Casino and hotel operations	40,941	-(1.5)%	40,354	115,960	3.8%	111,719
Selling, general and administrative	17,943	8.3%	16,575	54,701	21.1%	45,179
Depreciation and amortization	5,394	(14.0)%	6,270	16,266	3.2%	15,759

Total costs and expenses	64,278	1.7%	63,199	186,927	8.3%	172,657

Income from operations	$4,992	(19.7)%	$6,218	$4,286	(72.7)%	$15,699

Three months ended September 30, 2006 and 2005

The increase in casino and hotel operations expense is primarily due to increased costs in the food and beverage operations of approximately $1.1 million. Food and beverage costs increased due to increased customer volumes, which directly impacted cost of sales ($643,000) and payroll and related costs ($251,000). Lodging costs decreased approximately $366,000 primarily due to a decrease in health benefits expense. Other operating costs decreased approximately $739,000 due to lower headliner entertainer fees as a result of differences in scheduled headliner entertainment. Casino costs increased approximately $620,000 primarily due to $500,000 in costs associated with a new casino customer rewards program.

The increase in selling, general and administrative expenses in 2006 was approximately $1.4 million and resulted from increased premiums ($1.1 million) in the insurance market since the hurricane disasters of 2005. Payroll and related costs decreased ($723,000) due to a combination of lower salary and wages ($253,000) as a result of labor efficiencies, decreased health benefits expense ($275,000) due to improved claims results and prior year union benefits ($296,000), which expenses were accrued in the second quarter 2006 but whose comparable prior year expense was not recorded until the third quarter 2005. Also contributing to the increased selling, general and administrative expenses were increased corporate expenses ($990,000).

The decrease in depreciation and amortization expense for 2006 was due to fewer capital expenditures incurred in the current quarter.

Nine months ended September 30, 2006 and 2005

The increase in casino and hotel operations expense is primarily due to increased costs in the casino operation of approximately $2.0 million and in the food and beverage operations of approximately $3.0 million. Casino costs increased primarily due to increased cost of complimentaries ($1.5 million) for both in-house and outsourced hotel amenities as a result of increased gaming activity, increased gaming taxes ($552,000) directly related to the increase in gaming revenues and increased air charters ($544,000) as a result of increased flights and fuel costs. Food and beverage costs increased due to increased customer volumes, which directly impacted cost of sales ($2.1 million), payroll and related costs ($402,000) and operating supplies ($330,000). Other operating costs decreased approximately $552,000 due to lower headliner entertainer fees as a result of differences in scheduled headliner entertainment.

The increase in selling, general and administrative expenses in 2006 was approximately $9.5 million and resulted from increased payroll and related costs ($4.1 million) primarily due to a prior year allocation of executive salaries to affiliates involved in the acquisition of gaming properties on behalf of CRH affiliates ($1.7 million), retirement benefits ($553,000) and union benefits ($788,000). Also contributing to the increased selling, general and administrative expenses were increased corporate expenses ($2.4 million), insurance costs ($1.8 million) primarily due to increased premiums in the insurance market for casinos since the hurricane disasters on the gulf coast in 2005, increased utilities costs ($621,000) primarily due to the increase in energy rates and increased regulatory fees ($542,000).

The decrease in depreciation and amortization expense for 2006 was due to fewer capital expenditures incurred in the current quarter.

Non-Operating Results

The following table presents information related to RIHC’s non-operating income and expenses for the periods noted:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Interest income	$232	$178	$598	$453
Interest expense	$(6,381)	$(5,992)	$(18,700)	$(17,993)
Other income, net	$14	$—	$13	$28

The increase in interest income in 2006 is related to the increase in Resorts’ interest yielding cash balances year-to-year, as well as a slight increase in interest rates compared to the prior year.

The increase in total interest cost in 2006 is due to increased borrowings on the Commerce Facility and increased interest rates under the CIT Facility.

Income Taxes

The following table presents information related to RIHC’s income tax expense for the periods noted:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	($ in thousands)
Federal income tax expense (benefit)	$—	258	$—	$(124)
NJ State income tax expense	2,657	275	2,657	275
NJ Casino net profits tax	—	88	175	263

Total income tax expense	$2,657	$621	$2,832	$414

On June 30, 2003, the State of New Jersey amended the New Jersey Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2005 through 2006. This tax expired June 30, 2006, the state’s fiscal year-end. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $175,000 and $350,000 for the years 2006 and 2005, respectively. In connection with this tax, the Company recorded provisions for income taxes of $175,000 and $263,000, respectively, for the nine month periods ended September 30, 2006 and 2005.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carry forwards through 2006 and the introduction of a new alternative minimum assessment (“NJAMA”) under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. Based on the results of operations, management has determined that it is more likely than not that the Company will not realize the economic benefit of the deferred tax assets associated with the NJAMA. Consequently, the Company recorded a provision for income taxes of $2.7 million for the three and nine month periods ended September 30, 2006, for adjustments to valuation allowances on deferred tax assets which is comprised of $767,000 that arose in the current year and $1.9 million that arose in prior years associated with the NJAMA. As of September 30, 2006 all deferred tax assets, including those associated with the NJAMA were fully reserved. The Tax Act was retroactive to January 1, 2002 and expires at December 31, 2006.

Liquidity and Capital Resources

RIHC’s cash flows consisted of the following:

	Nine months ended September 30,
	2006	2005
	($ in thousands)
Net cash (used for) provided by operating activities	$(1,611)	$10,912

Cash flows from investing activities:
Purchases of property and equipment	(8,002)	(14,397)
Releases of restricted cash	—	398
Proceeds from sale of fixed assets	96	28
CRDA (deposits), net	(2,494)	(2,328)

Net cash used in investing activities	(10,400)	(16,299)

Cash flows from financing activities:
Proceeds of borrowings	9,800	5,000
Debt repayments	(4,186)	(6,462)
Other	—	(92)

Net cash provided by (used in) financing activities	5,614	(1,554)

Net decrease in cash and cash equivalents	$(6,397)	$(6,941)

Cash flows from Operating Activities

Net cash used for operations in 2006 reflects an unfavorable variance from the same period of 2005 primarily due to unfavorable operating results related to increased property insurance premiums since the hurricane disasters of 2005, increased energy costs and increased affiliate charges related to shared medical insurance and benefits costs.

At September 30, 2006, RIHC has cash and cash equivalents of $18.9 million as compared to $25.3 million at December 31, 2005. Included in these balances at September 30, 2006 and December 31, 2005 is approximately $14.7 million and $18.0 million, respectively, representing cash on hand, which is needed to operate the business.

Cash Flows from Investing Activities

During the nine months ended September 30, 2006, the Company expended $8.0 million for the purchase of property and equipment, which includes the purchase of new slot machines and related equipment, computer upgrades, and other facility improvements.

The CRDA agreed to reimburse certain costs associated with the hotel tower construction, totaling approximately $13.1 million through 2008. Approximately $10.0 million of these reimbursements has been received by RIHC as of September 30, 2006.

Cash Flows from Financing Activities

During the nine months ended September 30, 2006, RIHC borrowed $9.8 million against the Commerce Facility, which was the balance due as of September 30, 2006. Debt repayments during the first nine months of 2006 primarily represent payments to CIT on loans outstanding under the equipment credit facility.

Other Factors Affecting Liquidity

In July 2006, due to a budget impasse in the New Jersey legislature, the governor of the State of New Jersey ordered a shutdown of non-essential state services, which included regulatory inspection of the Atlantic City casino industry. This mandatory shutdown resulted in the closing of casino operations for all Atlantic City casinos from July 5th through July 7th. The three day shutdown of casino operations had a negative impact on the Company’s results of operations for the third quarter and also its liquidity.

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed; and a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $5.8 million at September 30, 2006.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc (“CIT Facility”). As amended in September 2006, the CIT Facility permits RIH to reborrow principal amounts repaid following the date of the amendment, up to a limit of $5 million in new borrowings, for the purchase of machinery, furniture, or equipment. The outstanding balance under the CIT Facility at September 30, 2006 was $12.2 million . The loans pursuant to the CIT Facility are repayable in equal monthly installments of $455,899, plus applicable interest, through September 2007. Beginning in October 2007 all loans under the CIT Facility will be combined and payable over a seventeen month amortization period. The outstanding loans associated with the CIT Facility bear interest at the rate of LIBOR plus the applicable margin (as defined) which can range from 4.75% to 8.00% based upon operating results. As of September 30, 2006, the interest rate on the CIT Facility was 11.26% per annum. RIH is required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. The CIT Facility contains a minimum liquidity covenant and a total indebtedness covenant as defined in the Credit Facility.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility agreement was amended in June 2006 to provide for working capital borrowings and letters of credit in an aggregate amount of up to $15 million, with the letter of credit portion of the Commerce Facility not to exceed $7.5 million and working capital borrowings not to exceed $10.0 million. The Commerce Facility was amended again in October 2006 to provide for an extension of the expiration date until November 30, 2006 and a suspension of financial covenants for the periods ended September 30, 2006. The amended Commerce Facility also provides that any further advances require the specific approval of Commerce Bank following receipt of information regarding the purpose and nature of the proposed borrowing. As of September 30, 2006 there were $5.2 million of standby letters of credit issued against the Commerce Facility and borrowings having an aggregate outstanding balance of $9.8 million. At September 30, 2006, the remaining availability of the letter of credit portion of the Commerce Facility was $2.3 million and the remaining availability on the borrowing portion was $0.2 million, including the unused letter of credit portion.

Absent the amendments to the Commerce Facility and the CIT Facility, the Company would not have been in compliance with financial covenants contained in its CIT Facility and Commerce Facility as of December 31, 2005. Management has also renegotiated the financial covenants with CIT and Commerce for periods subsequent to December 31, 2005. The Commerce Facility expires on November 30, 2006. The Company had a working capital deficit of $20.4 million at September 30, 2006. The Company continues to explore a number of alternatives, including refinancing and/or restructuring some or all long-term debt and the related financial covenants. However, there can be no assurances that the Company will be successful in this regard.

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

The charges pursuant to the agreements are discretionary in nature and are agreed to by the parties to the agreements. As a result of these agreements, the Company charged to its affiliates $1.0 million and $4.2 million during the three months ended September 30, 2006 and 2005, respectively and charged to its affiliates $3.8 million and $6.1 million during the nine months ended September 30, 2006 and 2005, respectively. As a result of these agreements, the Company incurred charges from its affiliates of $3.3 million and $3.1 million during the three months ended September 30, 2006 and 2005, respectively and incurred charges from its affiliates of $12.1 million and $4.4 million during the nine months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 charges from affiliates included charges in the amount of $7.1 million for medical and other insurance costs related to employees of the Company under a self-insured program managed by an affiliate, $2.0 million in corporate and affiliate payroll costs, $0.7 million in corporate insurance premiums and $2.3 million of other corporate expenses and shared services with affiliates. At September 30, 2006, the Company owed $9.2 million to its affiliates. The operating results of the Company could be different if the Company operated autonomously and without these transactions with its affiliates.

As of September 30, 2006 and December 31, 2005, the Company owed affiliates approximately $1.2 million and $3.1 million, respectively, for fees and expenses incurred by affiliates of Colony Capital, the Company’s principal shareholder.

During 2004, RREH purchased from Kerzner International North America, Inc. (“KINA”) approximately 8.0 acres of land adjacent to and nearby the Resorts site. The land was acquired in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note will mature immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes which are due March 15, 2009. Interest on the $40 million note is payable semi-annually, and is calculated at the following annual rates: 0% through September 2005, 4% from October 2005 through March 2006, 6% from April 2006 through March 2008, and 9% from April 2008 through March 2009. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed is initially limited to $20 million increasing by $5 million each year. The KINA Note contains cross-default provisions whereby the acceleration of the scheduled maturity of the First Mortgage Notes constitutes an event of default under the KINA Note.

In conjunction with the option land purchase transaction, the Option Agreement between RIHC and KINA was terminated. With the termination of the Option Agreement, the lease agreement between KINA and RIH converted to a month-to-month fair market value lease. As part of the option land purchase transaction, the lease was amended to be a triple-net lease and was assigned by KINA to RREH. The amended lease agreement calls for the following payments: $1.3 million security deposit paid upon closing, offset against lease payments of $205,000 per month through September 2005; $135,833 per month from October 2005 through March 2006; $202,500 per month from April 2006 through March 2008; $302,500 per month from April 2008 through March 2009 and $402,500 per month thereafter. The lease agreement may be terminated by either party upon 30 days notice, with any security deposit remaining upon termination to be refunded to RIH.

During May 2006, RIHC renewed its general property insurance policies with premiums of approximately $7.4 million for the policy years ending April 2007 compared with approximately $1.8 million for policy years ended April 2006. Payments in the amount of approximately $2.4 million were made during June 2006 and a current liability was recorded for the balance of the general property insurance premiums due of approximately $5.0 million, including $140,000 in finance charges. The insurance premiums are due in equal monthly installments of $557,000 through March 2007. As of September 30, 2006 RIHC had recorded approximately $4.1 million in prepaid insurance and $3.3 million in insurance expense related to the general property insurance policies for the period of coverage May 2006 through April 2007. Increased premiums are prevalent throughout the insurance market for casino hotels since the hurricane disasters on the gulf coast in 2005.

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

During the nine months ended September 30, 2006, there were no changes in the Companies’ internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Companies’ internal controls over financial reporting.

CAUTIONARY STATEMENT FOR PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This document includes various 'forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent the Companies’ expectations or beliefs concerning future events. Statements containing expressions such as 'believes', 'anticipates', or 'expects' used in the Companies’ press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although the Companies believe their expectations are based upon reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurances that actual results will not materially differ from expected results. The Companies caution that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q, are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, the following: increased competition in existing markets or the opening of new gaming jurisdictions; a decline in the public acceptance of gaming; the limitation, conditioning or suspension of any of the Companies’ gaming licenses; increases in or new taxes imposed on gaming revenues or gaming devices; a finding of unsuitability by regulatory authorities with respect to the Companies’ officers, directors or key employees; loss or retirement of key executives; significant increases in fuel or transportation prices; adverse economic conditions in the Companies’ key markets; severe and unusual weather in the Companies’ key markets; adverse results of significant litigation matters. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Companies undertake no obligation to publicly release any revision to such forward-looking statements to reflect events or circumstances after the date thereof.

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

November 14, 2006

COLONY RIH HOLDINGS, INC.

By:	/s/ FRANCIS X. MCCARTHY
Name:	Francis X. McCarthy
Title:	Executive Vice President Finance/CFO (Duly Authorized Officer (Principal Financial Officer)

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

By:	/s/ FRANCIS X. MCCARTHY
Name:	Francis X. McCarthy
Title:	Executive Vice President Finance/CFO (Duly Authorized Officer (Principal Financial Officer)