Form 10-K
period 2006-12-31
COLONY RIH HOLDINGS INC; RESORTS INTERNATIONAL HOTEL & CASINO INC
filed 2007-04-03
CIK 1141270, 1141271

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of Colony RIH Holdings, Inc. and Resorts International Hotel and Casino, Inc. as of April 2, 2007, was $0.

As of April 2, 2007, 38,295 shares of class A common stock and 774,982 shares of class B common stock of Colony RIH Holdings, Inc. were outstanding.

As of April 2, 2007, 10,000 shares of common stock of Resorts International Hotel and Casino, Inc. were outstanding.

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

Colony RIH Holdings, Inc., a Delaware corporation (“CRH”, or the “Company”), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc. (“RIHC”). RIHC, through its subsidiary, Resorts International Hotel, Inc., a New Jersey corporation (“RIH”), owns and operates Resorts Atlantic City (“Resorts”), a casino hotel located in Atlantic City, New Jersey Colony RIH Holdings, Inc., Resorts International Hotel and Casino, Inc., and Resorts International Hotel, Inc. are referred to collectively as the “Companies.”

Resorts Atlantic City is situated on 11 acres of land with approximately 310 feet of Boardwalk frontage overlooking the Atlantic Ocean. Resorts offers guests 879 hotel rooms and suites in two hotel towers: the oceanfront 15-story Ocean Tower, and the 27-story luxury Rendezvous Tower. On September 4, 2002, RIHC decommissioned the 166-room Atlantic City Tower to begin construction in November 2002 of a 27-story hotel tower on the same site. The expansion was substantially completed on June 16, 2004. The 27-story Rendezvous Tower opened on July 2, 2004, adding 399 hotel rooms, including 42 suites and the new Grand Lobby to the property. Guest rooms in the Rendezvous Tower range in size from 512 to 576 square feet, making them the largest standard rooms in Atlantic City by almost 100 square feet. The 42 suites range in size from 1,090 – 1,150 square feet and are situated on the top six floors offering spectacular panoramic ocean views. All guest rooms feature oversized bathrooms accented with imported marble, walk-in showers, double vanities, make-up tables, and additional amenities.

With the completion of the new luxury Rendezvous Tower, Resorts also added 26,043 square feet of additional gaming space for a total of 99,951 square feet. Approximately, 2,700 slot machines include multi-coin video games, video poker, classic reel machines, and EZ Cash, an easy ticket-in/ticket-out way to play. Resorts also offers premium players a semi-private gaming experience in the Platinum Place, where they can try their luck at their favorite machines ranging from $1 to $100.

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

Recent Events

On March 14, 2007, the subsidiaries of CRH and RIHC entered into that certain Loan Agreement with Column Financial, Inc., as Lender, pursuant to which the Lender agreed to provide a term loan an initial principal amount of $350 million (the “Term Loan”).The Term Loan is for an initial term of two (2) years and accrues interest at a rate of one month LIBOR plus 3.0%. The Term Loan is secured by a first priority mortgage on Resorts Atlantic City, and certain other property owned by the subsidiaries of CRH and RIHC

Proceeds of the Term Loan were used to pay in full the existing indebtedness of CRH, RIHC and their subsidiaries, with Commerce Bank, CIT Group/Equipment Financing, Inc., and Kerzner International North America, Inc., and to redeem all of the outstanding 11  1/2% First Mortgage Notes due 2009 (the “Notes”) issued by RIHC. In connection with the redemption of the Notes by RIHC, the covenants under the indenture governing the Notes were defeased and a cash deposit in the amount of $192,410,000 was deposited in trust with the Deutsche Bank Trust Company Americas, as Trustee to satisfy payment upon redemption of the Notes on April 13, 2007. The redemption price is equal to 106% of the outstanding principal amount of $180,000,000 plus accrued interest to the redemption date of April 13, 2007.

The subsidiaries of CRH and RIHC also entered into that certain Credit Agreement with Column Financial, Inc., as Lender (the “Revolving Loan”) which provides for a $10 million revolving credit facility. The proceeds of the Revolving Loan shall be used to provide the subsidiaries a line of credit to support working capital and/or letter of credit needs. The Revolving Loan is for an initial term of two (2) years. Interest on the Revolving Loan accrues at a rate of one month LIBOR plus 3.0%. The Revolving Loan is secured by a first priority mortgage on Resorts Atlantic City, and certain other property owned by subsidiaries of CRH and RIHC.

Pursuant to the terms of the Term Loan and the Revolving Loan, the principal amount of the loans and all accrued and unpaid interest on the principal must be prepaid upon acceleration of the loans following an event of default including: failure to pay any portion of the debt when due; failure to pay taxes prior to the date they become delinquent; failure to keep insurance policies in full force and effect; violation of the change in control restriction; breach of representations and warranties; bankruptcy of the Company; violation of the restrictions on assignment; breach of negative covenants; default under related loan and credit line documents; certain material defaults under any ground lease agreements, interest rate cap agreements, letters of credit or other material agreements; or if the gaming license for Resorts Atlantic City is materially impaired, lost or suspended for any period of time or terminated.

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

Overview

Facilities Overview

Gaming. The gaming floor has been greatly enhanced with the opening of the New Tower and related additional gaming space and gaming positions. As of December 31, 2006, Resorts contained 2,700 slot machines, and 83 table games, which include thirty-seven blackjack tables, ten roulette tables, six craps tables, and other specialty games such as Caribbean Stud, Baccarat, Mini-Baccarat, Let It Ride, Three-Card Poker, Four-Card Poker, Joker Poker, Texas Hold’em Bonus Poker, Double Attack Blackjack, Pai Gow, Pai Gow Poker, and Spanish Twenty-One. The Simulcast Casino gives players the opportunity to wager on horse racing action throughout the country. Resorts also features the comforts and exclusivity of two high-limit table game areas for those who enjoy higher stakes. Additionally, there are eight poker tables on the casino floor.

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

Meeting Rooms, Restaurants and Other Amenities. Resorts’ meeting room facilities consist of a large banquet room with five breakout rooms. In the aggregate, these rooms have the ability to accommodate approximately 2,600 people in 39,000 square feet of space. Meeting rooms range in size from 4,500 to 12,000 square feet.

Resorts-owned restaurants include: Capriccio, Asian Spice, Beach Ball Deli, Breadsticks, the Boardwalk Buffet, an all-you-can-eat buffet, and Boardwalk Perks, a coffee and pastry shop.

With a capacity to seat 1,400 patrons in approximately 18,000 square feet of space, the primary purpose of Resorts’ Superstar Theater is to attract patrons to the casino. The theater is used to enhance the casino’s image as an entertainment facility offering some of the best entertainment in Atlantic City. Recent acts which we believe target our core customer base include: Tom Jones, Don Rickles and Jerry Seinfield.

In late 2005, Resorts welcomed the arrival of Gallagher’s Steakhouse. Gallagher’s features traditional dry-aged steaks and seafood favorites prepared on their famous open flame mesquite grill. Founded in 1927 on West 52nd Street in New York City, Gallagher’s brought a new dimension to American cuisine: Broadway’s first steakhouse and where the “New York Strip” steak was first served. Gallagher’s Steakhouse at Resorts is part of the Ark Restaurant family, which operates distinctively designed restaurants in New York City, Las Vegas, and Washington, D.C. During 2006, Gallagher’s Steakhouse expanded its food operation to the adjacent lounge area opening Gallagher’s Burger Bar. Gallagher’s Burger Bar offers a moderately priced menu of specialty hamburgers, sandwich platters and appetizers. Gallagher’s Burger Bar is situated across a spacious corridor from Gallagher’s Steakhouse in a lounge with a sophisticated atmosphere, lined in exotic palm trees, featuring an illuminated onyx counter, plush couches and chairs, with bar and table seating.

Other amenities include a full service salon and spa which offers an array of beauty and body treatments from massages to makeovers, as well as a gym facility and indoor/outdoor pool which is open year-round.

Parking. A multi-level parking garage that is connected to Resorts is used for patrons’ self-parking and accommodates approximately 700 vehicles. Additional adjacent properties, consisting of approximately 7.9 acres, which are owned by RREH, provide parking for approximately 700 vehicles, including valet parking for approximately 450 vehicles.

Business Strategy and Marketing Overview

Resorts offers its customers a full range of table games and slot machines. Resorts remains committed to offering a wide variety of slot machine denominations, up-to-date themes and multi-denominations that offer Ticket-In/Ticket-Out and EFT (Electronic Funds Transfer) compatibility. Management of the Company believes that having the correct slot machine mix is critical to retaining the mid- to high-level slot player.

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

Resorts’ marketing programs are focused to maintaining its loyal customer base, through the efficient use of player information. Additionally, Resorts continually looks to expand its core customer base through its marketing programs. The New Tower has positioned Resorts to offer high quality hotel rooms and suites to attract new customers. In addition, the development of supplemental services, such as Gallagher’s Steakhouse, Gallagher’s Burger Bar, 25 Hours Bar and increased entertainment options are used to attract new customers to the property.

During the summer of 2006 the Company implemented a new customer loyalty program, Destination Club, which offers incentives to customers who gamble at Resorts and its affiliated casinos. Under the program, customers are able to accumulate, or bank, comp dollars over time that they may redeem at their discretion under the terms of the program. The comp dollars balance will be forfeited if the customer does not redeem them over an eight-month period from the time they were first earned. As a result of the ability of the customer to bank the comp dollars, we accrue the expense of the comp dollars, after consideration of estimated breakage, as they are earned. The estimated cost to provide comp dollars is expensed as the comp dollars are earned and is included in casino expense on our Consolidated Statements of Operations. To arrive at the estimated cost associated with comp dollars, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which comp dollars will be redeemed. We use historical data to assist in the determination of estimated accruals. At December 31, 2006, $800,000 was accrued for the cost of anticipated Destination Club comp dollars redemptions.

In order to supplement the casino and hotel amenities offered, Resorts remains committed to providing customer service that is superior to other casino properties. Resorts achieves this level of excellence by investing in its employees through on-going training programs that emphasize the importance of providing outstanding customer service.

Resorts is highly promoted through radio, outdoor, print advertising and direct mailings. With the opening of the Rendezvous Tower, marketing efforts were focused on increasing Resorts’ market share of drive-in slot players. It is believed by management that drive-in players tend to be higher income slot customers than customers who travel by bus. Additionally, it is believed that drive-in players tend to spend more time in the casino where they are staying.

Resorts’ primary market is the 200-mile radius of Atlantic City, which includes all of New Jersey, New York City, Philadelphia, and Baltimore. Its secondary market is the 200 plus-mile radius of Atlantic City, which includes Washington, D.C. The primary market receives the greatest allocation of Resorts’ marketing resources, with strategically targeted efforts in key outer market areas.

Atlantic City Market

Atlantic City’s strategic location, combined with its core demographics and steady market growth, makes it a viable gaming market. Atlantic City is located along the most densely populated area of the United States, the New York-Philadelphia- Baltimore-Washington D.C. corridor. In addition, its beaches remain an attractive draw to many tourists and Resorts will continue to capitalize on and attract this customer base.

The Atlantic City market has demonstrated continued and steady growth, despite several recessions and the recent proliferation of new gaming jurisdictions, including Pennsylvania. Atlantic City gaming revenues in 2006 increased 4.0% over 2005 levels, with casino revenues reaching a record $5.22 billion for 2006. Resorts currently competes directly with 10 other casino hotels in Atlantic City since the closing of the Sands in November 2006. The Atlantic City casino market, as of December 31, 2006, contained approximately 15,250 hotel rooms and suites and 1.49 million square feet of gaming area, including simulcast betting and poker rooms.

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

Slot play continues to be popular with Atlantic City gaming patrons. This popularity is partially due to technological improvements such as “coinless” slot machines, bill and coupon acceptors, video poker, and themed slot machines that have increased convenience and entertainment value. Coinless slot machines also require less interruption of play for operational maintenance and jackpot payouts. Additionally, slot machines tend to generate higher margins than table games, and Atlantic City gaming operators have correspondingly, over the years, increased the number of slot machines. However, the number of slot machines actually declined from 2005 levels by approximately 9,214 units (22.3%), to 32,017 units in 2006 due in part to the closing of the Sands in November 2006 and also due to efficiencies noted above.

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

Significant private and public investment in the Atlantic City market has been made over the past few years. In 1984, the New Jersey State Legislature created the CRDA, the state agency that levies a 1.25% tax on gross gaming revenues and oversees the expenditure of such funds to rebuild Atlantic City through an organized master plan (see “Regulation and Gaming Taxes and Fees—License Fees, Taxes and Investment Obligations”). Some of the most significant improvements to Atlantic City as a result of this initiative include:

¡	the construction of the $268.0 million Atlantic City Convention Center;

¡	the $84.0 million renovation of the entrance to the Atlantic City Expressway;

¡	the $330.0 million Atlantic City Tunnel project connecting the Atlantic City Expressway to the Marina District;

¡	$225.0 million in CRDA housing;

¡	the construction of a $14.5 million minor league baseball stadium;

¡	the $90.0 million refurbishment of the Boardwalk Convention Center Hall into a special events venue; and

¡	the $76.0 million, 300,000 square foot retail and entertainment complex, “The Walk”, located adjacent to the Atlantic City Convention Center.

Several gaming operators have announced new development or expansion projects which management believes will continue to attract new, higher-margin customers and alleviate hotel room and suite inventory constraints. The most significant addition to the Atlantic City market was the completion by Boyd Gaming Corporation and MGM Mirage, Inc. of a resort complex located in the Marina District, the Borgata Hotel Casino and Spa (the “Borgata”), which opened in July 2003. The Borgata has helped attract a younger gaming customer and is expected to increase the size and profitability of the overall market in the long term. Additionally, several other Atlantic City properties have recently completed, or are currently undergoing expansion or renovations projects including:

¡	Caesars Entertainment opened a $175 million upscale retail, dining and attractions complex known as The Pier at Caesars. The Pier at Caesars opened in the spring of 2006.

¡

The first phase of Borgata’s $525 million expansion opened in 2006. The $200 million first phase includes additional casino space with 500 slot machines, 36 table games and an 85 table poker room. The $325 million second phase will include a hotel tower which will be called The Water Club at Borgata. The Water Club is scheduled to open during the first quarter of 2008 and will include 800 guest rooms and suites, a two story 36,000 square foot spa in the sky, 18,000 square feet of meeting space and six retail shops. The Water Club will have two indoor pools and two outdoor heated pools open year round.

¡

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

¡

$110 million upgrade has been announced by Trump Entertainment Resorts for its three Atlantic City properties. The plans also include the construction of an 800 room hotel tower at Taj Mahal at a cost of approximately $250 million. The project is scheduled to be completed in 2008.

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

Resorts will face competition from gaming in Pennsylvania which approved legislation permitting 61,000 slots at 14 locations, seven being horse tracks. As of the end of 2006, several gaming companies were awarded licenses to run slot parlors or racetracks with slots in Pennsylvania.

¡

Downs Racing, LP (Pocono Downs, Luzerne County). The casino at Pocono Downs near Wilkes-Barre was the first to begin operations in Pennsylvania, opening on November 14, 2006, with 1,080 slot machines. It will eventually operate 2,000 machines.

¡

Greenwood Gaming and Entertainment opened a horse track and slot facility at Philadelphia Park, in Bucks County near Philadelphia in December 2006. The slot facility currently features 2,076 slot machines.

¡	Harrah’s Entertainment opened a horse track and slot facility at Chester Downs, in Delaware County near Philadelphia, in January 2007. The slot facility currently features 2,744 slot machines.

¡	Mount Airy #1, LLC (Monroe County). Based at the Mount Airy resort in Paradise Township in the Poconos, the Mount Airy Casino will have 5,000 slot machines and is expected to open in November 2007.

¡

HSP Gaming, LP. HSP’s SugarHouse Casino will be located along the Delaware River near the Girard Avenue exit of Interstate 95 in Philadelphia. It will have 3,000 slot machines and is expected to open in April 2008.

¡

Sands Bethworks Gaming, LLC (Bethlehem, Northampton/Lehigh Counties). The Sands Bethworks Casino will be located at the former Bethlehem Steel Co. plant in the City of Bethlehem. It will have 5,000 slot machines and is expected to open in July 2008.

¡

Philadelphia Entertainment & Development Partners, LP. Philadelphia Entertainment’s Foxwoods Casino Philadelphia will be located in South Philadelphia along the Delaware River. It will be operated by Foxwoods Development and include 3,000 slot machines. It is expected to open in November 2008.

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

In addition to Native American casinos, a major competitive threat to the Atlantic City gaming market has been expansion of gaming in the states surrounding New Jersey, including the “racinos” (slot machine facilities located at existing racetracks) in Delaware and New York, and the development of gaming facilities in Pennsylvania and potentially Maryland. In 2004, the Pennsylvania legislature passed a bill legalizing slots at a number of facilities around the state, including at least four in the Philadelphia region, which are scheduled to begin operations in 2007. In addition, there are recent indications that the New Jersey legislature is considering the installation of video lottery terminals (“VLT’s”) at the Meadowlands race track in northern New Jersey.

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

Gaming Credit Policy

Resorts extends credit to selected gaming customers, primarily in order to compete with other casino hotels in Atlantic City that also extend credit to customers. Credit play represented approximately 25% of table game volume at Resorts in 2006, 22% in 2005 and 21% in 2004. RIH’s gaming receivables, net of allowance for uncollectible amounts, were $6.4 million as of December 31, 2006, $5.1 million as of December 31, 2005 and $3.9 million as of December 31, 2004. The collectibility of gaming receivables has an effect on results of operations and management believes that overall collections have been satisfactory. Atlantic City gaming debts are enforceable under the laws of New Jersey and certain other states, although it is not clear whether other states will honor this policy or enforce judgments rendered by the courts of New Jersey with respect to such debts.

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

Employees

As of December 31, 2006, Resorts had approximately 2,800 employees, including approximately 700 casino employees, 700 food and beverage employees, 170 security employees, 350 administrative support employees, 400 hotel employees, 350 marketing and entertainment employees, 100 facilities employees, 50 parking employees and a senior management team of approximately 12 members. All employees have completed the Company’s customer service program which reinforces high level of service and professionalism within their respective areas.

Management believes that its employee relations are satisfactory. Approximately 1,150 of the employees are represented by unions. Of these employees, approximately 1,020 are represented by the Hotel Employees and Restaurant Employees International Union Local 54, whose contract was renewed in November 2004, after a month-long strike, for a term of five years. During 2006 three contracts were renewed for a term of five years through April 2011with unions representing approximately 123 members of operating engineers, painters and carpenters. There are several union contracts covering other union employees and one contract is in current negotiation representing 10 full-time and 150 casual employees who are members of entertainment unions.

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

Regulation and Gaming Taxes and Fees

General. Resorts’ operations in Atlantic City are subject to regulation under the NJCCA, which authorizes the establishment of casinos in Atlantic City, provides for licensing, regulation and taxation of casinos and created the NJCCC, and the Division of Gaming Enforcement to administer the NJCCA. In general, the provisions of the NJCCA concern:

¡	the ability, character and financial stability and integrity of casino operators, their officers, directors and employees and others financially interested in a casino;

¡	the nature and suitability of hotel and casino facilities, operating methods and conditions; and

¡	financial and accounting practices.

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

In the event that entities or persons required to be qualified refuse or fail to qualify and fail to divest themselves of such security interest, the NJCCC has the right to take any necessary action, including the revocation or suspension of the casino license. If any security holder of the licensee or its holding company or affiliate who is required to be qualified is found disqualified, it will be unlawful for the security holder to:

¡	receive any dividends or interest upon any such securities;

¡	exercise, directly or through any trustee or nominee, any right conferred by such securities; or

¡	receive any remuneration in any form from the corporate licensee for services rendered or otherwise.

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

License Fees, Taxes and Investment Obligations. The NJCCA provides for casino license renewal fees, other fees based upon the cost of maintaining control and regulatory activities, and various license fees for the various classes of employees. In addition, a casino licensee is subject annually to a tax of 8% of gross revenue, as defined under the NJCCA, and license fees of $500 for every slot machine for use or in use in a casino as of the first of July each year. Also, the NJCCA was amended in 1995 to create an Atlantic City fund (the “AC Fund”) for economic development projects other than the construction and renovation of casino hotels. Beginning with fiscal year 1999/2000 and for the following three fiscal years, an amount equal to the average amount paid into the AC Fund for the previous four fiscal years was contributed to the AC Fund. Each licensee’s share of the amount contributed to the AC Fund was based upon its percentage of the total industry gross revenue for the relevant fiscal year. After eight years, the casino licensee’s requirement to contribute to this fund ceases. Resorts requirement to contribute to the Atlantic City Fund ceased in 2003.

On June 30, 2003 the NJCCA was amended, effective July 1, 2003, to impose or increase certain taxes and fees on the Atlantic City casino industry. These taxes and fees, which were imposed in an effort to reduce the state’s budget deficit, included: (1) a 7.5% tax on casino net profits subject to a minimum tax of $350,000 per licensee per year. This tax expired June 30, 2006, the state’s fiscal year end. (2) a 4.25% tax on rooms, food, drinks and entertainment admissions provided to customers at no cost or reduced cost; (3) a $3.00 occupied room fee; (4) an increase in the parking fee from $1.50 per car per day to $4.00 per car per day; and (5) a revision in the calculation of the 8% tax on gross gaming revenues, to eliminate the deduction for uncollectible debts.

The following table summarizes, for the periods shown, the cost to RIH of the various fees, taxes and contributions assessed by the NJCCC:

	For the Year Ended December 31,
	2006	2005	2004
	($ in thousands)
Gaming tax	$22,614	$21,809	$20,251
Investigation, inspection, and other fees	3,679	3,211	2,907
Slot license fees	1,414	1,488	1,425
Casino net profits tax	175	350	350
New Jersey race track subsidy	475	373	173
Other taxes and fees	800	1,027	1,018

Total	$29,157	$28,258	$26,124

The amended NJCCA requires a licensee to satisfy its investment obligation by purchasing bonds to be issued by the CRDA or by making other investments authorized by the CRDA, in an amount equal to 1.25% of a licensee’s gross revenue. If the investment obligation is not satisfied, then the licensee will be subject to an investment alternative tax of 2.5% of gross revenue. Licensees are required to make quarterly deposits with the CRDA against their current year investment obligations. RIH’s investment obligations amounted to $3.5 million for 2006, $3.3 million for 2005, $3.2 million for 2004 and have been satisfied by deposits made with the CRDA. At December 31, 2006, RIH held $6.4 million face amount of bonds issued by the CRDA and had $11.7 million on deposit with the CRDA, the majority of which has been pledged for specific projects. The CRDA bonds issued through 2006 have interest rates ranging from 3.5% to 7.0% and have repayment terms between 20 and 50 years.

The twelve Atlantic City casino properties operating in 2004 (the “AC Industry”) and the Casino Reinvestment and Development Authority (“CRDA”) entered into an agreement with the New Jersey Sports & Exposition Authority (the “NJSEA”) to provide funding to subsidize New Jersey’s horseracing industry. In exchange for this funding, the NJSEA and the three active New Jersey racetracks will not conduct any casino gaming at the racetracks prior to January 1, 2009. As part of the agreement, the AC Industry will provide $34 million over a four-year period to the NJSEA and must deposit another $62 million into the Casino Expansion Fund (managed by the CRDA). The $62 million will be derived from funds either currently on deposit or to be deposited with the CRDA pursuant to each casino property’s investment obligation. The Company’s obligation is equal to its fair share of AC Industry casino revenues. The Company estimates this commitment over the four-year period to be approximately $4.8 million, the first payment of which was made in November 2004. The total estimated commitment will be charged to operations on a straight-line basis through January 1, 2009. Once the Company meets its deposit obligation related to its fair share of the $62 million, the Company is eligible to receive funds from the Casino Expansion Fund for qualified construction expenditures. The Company has until December 31, 2014 to submit an application to exhaust its share of the Casino Expansion Fund. Any funds not transferred out of the Casino Expansion Fund by the required date will be transferred to funds on deposit with the CRDA pursuant to its ongoing investment obligations

CRDA Funds. The CRDA is a public body of the State of New Jersey established pursuant to P.L. 1984, c218, as amended and supplemented (the “CRDA Act”). Resorts has entered into a Credit Agreement with the CRDA pursuant to the CRDA Act for funding pursuant to NJAC 19:65-1.1 et seq. Pursuant to Resolution 97-90, adopted on April 15, 1997, the hotel expansion was determined to be an approved project in accordance with the CRDA Act. As such, through 2008, Resorts will receive funds from the CRDA’s AC Fund and South Jersey Fund of approximately $12.3 million in reimbursement payments for approved invoices resulting from the construction of the New Tower.

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

The Company is subject to extensive governmental regulation and taxation policies, the enforcement of which could have an adverse impact on our business, financial condition and results of operations.

The Company is subject to extensive gaming regulations and political and regulatory uncertainty. Regulatory authorities in New Jersey have broad powers with respect to the licensing of casino operations and may revoke, suspend, condition or limit our gaming or other licenses, impose substantial fines and take other actions, any one of which could adversely impact our business, financial condition and results of operations. For example, in February 2007, the Atlantic City City Council passed an ordinance requiring that all casinos (including resorts Atlantic City) segregate at least 75% of the casino gaming space as a non-smoking area, leaving no more than 25% of the casino floor as a smoking area. The ordinance imposes timelines during which the Company must construct physical separation for such non-smoking space on the casino floor. It is unclear what effect, if any, the ordinance will have on revenue and profitability at Resorts.

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

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our Revolving Loan will be adequate to meet our liquidity needs for the foreseeable future. There can be no assurances, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Revolving Loan in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

In addition, natural disasters could also have an adverse impact on our business and operating results. In most cases, we have insurance that covers portions of any losses from a natural disaster, but it is subject to deductibles and maximum payouts in many cases. Although we may be covered by insurance from a natural disaster, the timing of our receipt of insurance proceeds, if any, is out of our control as well as the ability to obtain insurance coverage in the future, which may adversely affect our financial position.

Work stoppages and other labor problems could have a negative impact on our future profits.

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

Casino, Hotel and Related Properties. The Company’s core real estate assets consist of the casino hotel and other land available for development in Atlantic.

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

The Company also owns an approximate 5.5 acre Atlantic Ocean pier site, 2.0 acres of which contained the former Steeplechase Pier. The pier has been removed and the Company possesses current federal and state permits to construct a new pier on a portion of the 5.5 acre site, although no decision has been made at this time to develop this location. Current Atlantic City zoning ordinances permit casinos, hotel rooms and ancillary amusements on five of the City’s pier sites, including this site.

The Company also owns approximately 10.0 acres of real property immediately adjacent to and nearby the Resorts site,. Portions of the Option Land are zoned for casino hotel use and are available for future expansion.

Other Properties. RIHC also owns land in Egg Harbor Township, New Jersey which is utilized for a warehouse operation servicing Resorts.

Mortgaged Properties. All property currently held or leased by the Company is mortgaged for the benefit of Column Financial, Inc., as collateral for the Term Loan and the Revolving Loan.

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

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

No established public trading market exists for either CRH’s or RIHC’s common equity. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in either of CRH’s or RIHC’s common equity.

As of April 2, 2007, CRH has two holders of record of each of its class A common stock, par value $.01 per share, and class B common stock, par value $.01 per share. RIHC is a wholly owned subsidiary of CRH. Neither CRH nor RIHC repurchased any shares of its common equity in 2006.

Item 6.	Selected Financial Data.

The following table sets forth the selected financial data of CRH, as of and for each of the periods indicated. The selected financial data of CRH as of December 31, 2006, 2005, 2004, 2003, and 2002 and for the years ended December 31, 2006, 2005, 2004, 2003, and 2002 are derived from CRH’s financial statements, which have been audited by Ernst & Young LLP.

	Year ended December 31,
	2006	2005	2004	2003	2002
	($ in thousands)
Revenues:
Casino	$279,816	$268,074	$247,842	$230,135	$259,208
Lodging	21,360	23,352	18,375	11,163	13,031
Food and beverage	32,889	24,282	23,387	22,079	24,649
Other	7,670	6,001	8,439	6,496	6,488
Less: promotional allowances	(89,454)	(75,649)	(68,705)	(54,426)	(66,664)

Total net revenues	252,281	246,060	229,338	215,447	236,712
Costs and expenses:
Casino	137,736	133,319	119,949	117,156	123,616
Lodging	2,659	3,230	2,241	1,318	1,672
Food and beverage	13,718	10,640	11,990	11,721	12,564
Other operating	2,979	3,711	4,509	25,686	25,557
Selling, general and administrative	70,879	61,920	58,961	30,983	36,769
Depreciation and amortization	20,795	20,657	16,837	9,993	10,160
Pre-opening	—	—	2,722	—	—

Total costs and expenses	248,766	233,477	217,209	196,857	210,338

Operating income	3,515	12,583	12,129	18,590	26,374
Interest income (expenses), net	(26,501)	(25,049)	(19,073)	(17,838)	(17,104)
Other income (expenses), net	66	28	1,255	(281)	182
Loss on extinguishment of debt	—	—	—	—	(3,378)

(Loss) income before income taxes	(22,920)	(12,438)	(5,689)	471	6,074

Provision (benefit) for income taxes	3,090	(2,167)	(1,551)	1,727	3,197

Net (loss) income	$(26,010)	$(10,271)	$(4,138)	$(1,256)	$2,877

	December 31,
	2006	2005	2004	2003	2002
	($ in thousands)
Balance Sheet Data:
Cash and cash equivalents	$18,724	$25,830	$31,975	$28,417	$32,989
Total assets	341,602	354,208	363,157	302,686	309,354
Long-term debt, less current portion	229,115	234,224	233,951	183,281	183,008
Shareholders’ equity	42,737	68,747	79,018	83,156	84,435

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.

The preparation of these financial statements requires management to make estimates and judgments that effect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following discussion and analysis as well as the associated tables are based on the financial statements of RIHC. The financial statements of CRH and RIHC are materially similar with certain differences related to the following:

•

the financial statements of CRH include the financial statements of Resorts Real Estate Holdings, Inc. (“RREH”), which acquired certain real property (the “Option Land”) on March 18, 2004 and issued a $40 million note in payment thereof;

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

A reconciliation of selected financial information between RIHC and CRH is as follows:

Assets

	December 31,
	2006	2005
	($ in thousands)
Total assets of RIHC	$299,233	$312,506
Basis of Option Land acquired	41,458	41,458
Other	911	244

Total assets of CRH	$341,602	$354,208

Liabilities

	December 31,
	2006	2005
	($ in thousands)
Total liabilities of RIHC	$253,492	$240,667
Note payable, plus accrued interest	40,696	40,468
Income taxes payable	802	451
Redeemable common stock	3,875	3,875

Total liabilities of CRH	$298,865	$285,461

Equity

	December 31,
	2006	2005
	($ in thousands)
Total shareholder’s equity of RIHC	$45,741	$71,839
Redeemable common stock	(3,875)	(3,875)
Intercompany rent	5,625	3,312
Interest expense	(4,393)	(2,168)
Income tax expense	(361)	(361)

Total shareholders’ equity of CRH	$42,737	$68,747

Net loss

	Year ended December 31,
	2006	2005	2004
	($ in thousands)
Net loss of RIHC	$(26,098)	$(10,354)	$(4,838)
Intercompany rent	2,313	1,851	1,460
Interest expense	(2,225)	(1,768)	(400)
Income tax expense	—	—	(360)

Net loss of CRH	$(26,010)	$(10,271)	$(4,138)

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

Operating income decreased $9.1million, from $12.6 million in 2005 to $3.5 million in 2006 due to a variety of increased operating costs (See Operating Results) as well as a 3-day government-imposed shutdown of casino operations from July 5th through July 7, 2006 due to a budget impasse in the New Jersey legislature. Operating income increased $0.5 million, from $12.1 million in 2004 to $12.6 million in 2005 primarily due to the first full year of operation of the New Tower.

Key Performance Indicators

The Companies generate the majority of their net revenues from gaming operations, therefore many of the key performance indicators that management uses to manage its business are related to the casino. The key indicators related to gaming revenue are as follows:

¡	Table games drop (the dollar amount of chips purchased) and slot handle (the dollar amounts wagered in slot machines), which are indicators of volume;

¡

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

	Year ended December 31,
	2006	2005	2004
	($ in thousands)
Net loss	$(26,098)	$(10,354)	$(4,838)
Add: Interest expense	25,091	23,944	19,193
Provision (benefit) for income taxes	3,090	(2,167)	(1,912)
Depreciation and amortization	20,795	20,657	16,837
Pre-opening expense	—	—	2,722
(Gain) loss on disposal of assets	(66)	(28)	(1,255)
Non-cash value of stock compensation	—	—	—

EBITDA	$22,812	$32,052	$30,747

Operating Results

Various events have had a significant impact on Resorts’ operations over the last three years. The most notable of these are as follows:

¡	A 33-day labor strike during the fourth quarter of 2004;

¡	Resorts’ construction and opening of the New Tower was successfully completed in the second quarter of 2004;

¡	Continued construction on the retail corridor which connects the new lobby with the Ocean Tower and which opened in January 2006 and

¡	A 3-day government-imposed shutdown of casino operations from July 5th through July 7, 2006 due to a budget impasse in the New Jersey legislature.

Revenues

	Year ended December 31,
	2006	% change	2005	% change	2004
	($ in thousands)
Casino revenues:
Slots	$211,607	7.0%	$197,767	8.3%	$182,552
Table games	66,201	(4.1%)	69,052	8.1%	63,868
Other	2,008	60.0%	1,255	(11.7%)	1,422

Total casino revenues	279,816	4.4%	268,074	8.2%	247,842
Non-casino revenue:
Lodging	21,360	(8.5%)	23,352	27.1%	18,375
Food and beverage	32,889	35.4%	24,282	3.8%	23,387
Other	7,670	27.8%	6,001	(28.9%)	8,439

Total non-casino revenues	61,919	15.4%	53,635	6.8%	50,201
Less: promotional allowances	(89,454)	(18.2%)	(75,649)	(10.1%)	(68,705)

Total net revenues	$252,281	2.5%	$246,060	7.3%	$229,338

Net Revenues increased 2.5% or $6.2 million in 2006, compared to 2005, primarily as a result of a significant increase in slot revenues. Increased food and beverage, and entertainment revenues were offset by a decrease in hotel revenues and an increase in promotional allowances related to the increase in gaming volumes and food and beverage revenues.

Net Revenues in 2005, increased 7.3%, or $16.7 million, compared to 2004, primarily as a result of an increase in gaming and hotel volumes offset by a decrease in entertainment revenues and an increase in promotional expenses related to the increase in gaming and hotel volumes. These increases were a direct result of the full year of operations with the New Tower and related gaming space, which opened in June 2004.

The increase in slot revenues in 2006 was due to a $102.6 million increase in slot handle to $2.5 billion and an increase in the slot hold percentage to 8.4% from 8.2% in 2005. The increase in slot handle was due to the addition of new themed slot machines especially in the popular penny denomination and improved slot technologies, including “coinless” slots as well as increased cash incentives. The increase in the slot hold percentage was a result of the continued demand for low denomination slot games coupled with increased supply of the latest penny slot themes. Our low denomination slot games generally have a higher hold percentage than other slot games.

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

The decrease in table games revenues in 2006 compared to 2005 was due to a decrease in table drop of $7.3 million and decrease of 0.2 percentage points in table hold to 14.3% for the year 2006 from 14.5% in 2005.

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

The increase in Other Gaming Revenues in 2006, which are poker and simulcast racing revenues, was a result of the continued popularity of poker.

The decrease in lodging revenues for 2006, compared to 2005, was a result of lower average daily room rates in 2006 despite increased occupancy. Occupied room nights increased to 309,000 from 261,000 in 2005. However, the average room rate declined to $76.31 from $89.55 in 2005.

The increase in lodging revenues for 2005, compared to 2004, was a result of the increase in occupied rooms, to 261,000 rooms from 205,000 rooms in 2004, as a result of the full year of operations from the New Tower. Also contributing to the increase in lodging revenues was a slight increase in the average room rate to $89.55 from $89.35.

The increase in the food and beverage revenues for 2006, compared to 2005, was a result of increased volume in the Buffet. Overall food covers increased to 121,000 from 66,000 in 2005 and was primarily due to marketing programs aimed at increasing casino volumes by offering Buffet coupons. Also contributing to the increase in beverage revenues was the recognition of complimentary casino beverages to conform to industry practice, which had no impact on net revenues.

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

The increase in retail and other revenue for 2006, compared to 2005, was primarily due to increased headline entertainment which included Barry Manilow in November 2006.

The decrease in entertainment, retail and other revenue for 2005, compared to 2004, of 28.7%, or $2.4 million, was a result of the replacement of the nightly comedy club with a “four-wall” operation, a reduction in the number of headliner acts and outsourcing of our gift shop in late 2004.

Promotional allowances are expenses incurred by Resorts for complimentary services, which includes hotel rooms, food, beverage, admissions, cash and free slot play provided to the customers at no cost. Promotional allowances increased 18.2% or $13.8 million, in 2006, compared to 2005, as a result of marketing programs that were designed to increase casino volumes by providing a unique array of customer offers and promotions utilizing attractive hotel services, cash and free slot play.

The following table presents the detail of the RIHC’s operating results for the periods noted:

	Year ended December 31,
	2006	% change	2005	% change	2004
	($ in thousands)
Total net revenues	$252,281	2.5%	$246,060	7.3%	$229,338
Costs and expenses:
Casino and hotel operations	157,092	(4.1%)	150,900	(8.8%)	138,689
Selling, general and administrative	73,192	(14.8%)	63,771	(5.5%)	60,424
Pre-opening expenses	—		—	100.0%	2,722
Depreciation and amortization	20,795	(0.7%)	20,657	(22.7%)	16,837

Total costs and expenses	251,079	(6.7%)	235,328	(7.6%)	218,672

Income from operations	$1,202	(88.8%)	$10,732	0.6%	$10,666

Net Revenues in 2006, increased 2.5% or $6.2 million, compared to 2005, primarily as a result of an overall increase in gaming volumes, food and beverage, and entertainment revenues offset by a decrease in hotel volumes and an increase in promotional expenses related to the increase in gaming volumes and food and beverage revenues.

Net Revenues in 2005, increased 7.3%, or $16.7 million, compared to 2004, primarily as a result of an increase in gaming and hotel volumes offset by a decrease in entertainment revenues and an increase in promotional expenses related to the increase in gaming and hotel volumes. These increases were a direct result of the full year of operations with the New Tower, which opened in June 2004.

Casino and hotel expenses increased 4.1% or $6.2 million, compared to 2005 primarily as a result of increased costs in the casino operations of approximately $4.4 million and in the food and beverage operations of approximately $3.1 million. Casino costs increased primarily due to increased cost of complimentaries ($1.3 million) for both in-house and outsourced hotel amenities as a result of increased gaming activity, increased outside food expense ($1.2 million) due to a full year of operations with Gallagher’s Steakhouse, and increased promotional expense ($812,000) due to commencement of the Destination Club loyalty program and the accrual of tier points earned through this program. In addition, there was an increase in gaming taxes ($873,000) directly related to the increase in gaming revenues and increased air charters ($750,000) as a result of increased flights and fuel costs. Food and beverage costs increased due to increased customer volumes, which directly impacted cost of sales ($2.6 million), payroll and related costs ($889,000) and operating supplies ($378,000). Other operating costs decreased approximately $768,000 due to lower headliner entertainer fees as a result of differences in scheduled headliner entertainment.

Casino and hotel expenses increased 8.8%, or $12.2 million in 2005 compared to 2004, primarily as a result of the increase in payroll and benefits and operating supplies in connection with a full year of operations in the New Tower.

Selling, general and administrative expenses increased 14.8% or $9.4 million in 2006 compared to 2005, as a result of increased payroll and related costs ($2.7 million) primarily due to a prior year allocation of executive salaries to affiliates involved in the acquisition of gaming properties on behalf of CRH affiliates ($1.7 million), retirement benefits ($413,000) and union benefits ($1.3 million). Also contributing to the increased selling, general and administrative expenses were increased corporate expenses ($3.3 million), insurance costs ($3.6 million) primarily due to increased premiums in the insurance market for casinos since the hurricane disasters on the gulf coast in 2005, and increased regulatory fees ($446,000).

Selling, general and administrative expenses increased 5.5%, or $3.3 million in 2005 compared to 2004, as a result of an increase in real state taxes and utilities, offset by the allocation of certain salaries and benefits of executives pursuant to a shared services agreement with an affiliate.

Pre-opening expenses amounted to $2.7 million in 2004 related to the opening of the New Tower, consisting of advertising and marketing. There were no such expenses for 2006 or 2005.

The increase in depreciation and amortization for 2006 compared to 2005 of $138,000 was related to an increase in the amount of capital expenditures in 2006.

The increase in depreciation and amortization for 2005 compared to 2004 of $3.8 million was related to a full year of service of the New Tower in 2005 compared to approximately a half year in 2004.

Non Operating Results

The following table presents information related to RIHC’s non-operating income and expenses for the periods noted:

	Year ended December 31,
	2006	2005	2004
	($ in thousands)
Interest income	$815	$663	$522

Interest expense:
Total interest cost	$25,091	$23,944	$23,253
Less: capitalized interest	—	—	(4,060)

Interest expense, net	$25,091	$23,944	$19,193

Other income (expense), net	$66	$28	$1,255

The increase in interest expense in 2006 and 2005 compared to 2004 was primarily a result of no longer capitalizing interest cost related to the New Tower following its opening in June of 2004.

Other income and expense, net, in 2004 included the gain on the sale of a warehouse in Atlantic City, billboards and certain slot machines in connection with updating the slot floor.

Income Taxes

The following table presents information related to the RIHC’s income tax expense (benefit) for the years noted:

	Year ended December 31,
	2006	2005	2004
	($ in thousands)
Current:
Federal	$—	$—	$(3,681)
State	1,200	1,502	1,288

	1,200	1,502	(2,393)
Deferred:
Federal	—	(2,516)	2,337
State	1,890	(1,153)	(1,856)

	1,890	(3,669)	481

	$3,090	$(2,167)	$(1,912)

On June 30, 2003, the State of New Jersey amended the NJCCA, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licenses in calendar year 2002, payable in the state’s fiscal years 2004 though 2006. This tax expired June 30, 2006, the state’s fiscal year end. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $175,000, $350,000, and $350,000 for the years 2006, 2005, and 2004 respectively. For the years ended December 31, 2006, 2005 and 2004, RIHC recorded provisions of $175,000, $350,000 and $350,000 for this tax, respectively.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, requires the suspension of the use of the New Jersey net operating loss carryforwards for two years and the introduction of an alternative minimum assessment (“NJAMA”) under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. This tax was retroactive to January 1, 2002. In accordance with the Tax Act, the Company recorded a provision for current income tax of $1,025,000, $1,152,000 and $938,000.

At December 31, 2006, the Company has a net operating loss carryforward for Federal purposes of $33.1 million and will begin expiring in the year 2024 and forward. A valuation allowance has been provided against the Company’s net Federal deferred tax asset including the net operating loss carryforwards.

At December 31, 2006, the Company has a state net operating loss carryforward of approximately $123.9 million. The carryforward will expire as follows: 2007, $40.2 million; 2008, $20.7 million and 2009, $48.8 million; 2010, $4.4 million; 2011, $9.8 million. The Company has reported a full valuation allowance against the carryforward because it does not expect to realize the tax benefit, primarily due to the limited expiration period.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has determined that the realization of certain of the Company’s deferred tax assets is not more likely than not and, as such, has provided a valuation allowance against those deferred tax assets at December 31, 2006 and 2005. Increases (decreases) in the valuation allowance totaled $14.8 million, $646,000 and ($1.4 million) for the years ended December 31, 2006, 2005 and 2004, respectively.

Liquidity and Capital Resources

RIHC’s cash flows consisted of the following:

Cash flows from Operating Activities

Cash flow from operations decreased $8.8 million to $1.4 million in 2006 from $10.2 million in 2005. At December 31, 2006, RIHC had cash and cash equivalents of $17.9 million, as compared to $25.3 million at December 31, 2005. Included in this balance at December 31, 2006 and 2005 was approximately $17.3 million and $18.0 million, respectively, representing cash on hand, which is needed to operate the business.

Cash Flows from Investing Activities

During the year ended December 31, 2006, the Company expended $9.8 million for the purchase of property and equipment.

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

At December 31, 2006, RIHC had a restricted cash balance of $103,000, which is included in other assets on RIHC’s Consolidated Balance Sheet. The restricted cash consists of the unexpended portion of the proceeds of an asset sale.

The CRDA agreed to reimburse certain costs associated with the hotel tower construction, totaling approximately $12.3 million through 2008. No CRDA reimbursements were received during 2006. Approximately $0.5 million of these reimbursements was received by RIHC in 2005, $0.8 million was received in 2004 and $9.2 million in 2003

Cash Flows from Financing Activities

During the year ended December 31, 2006, the Company repaid $5.6 million in long-term debt. Borrowings during 2006 amounted to $10.0 million, principally for meeting our liquidity needs. There were no net proceeds from borrowings during the year ended December 31, 2005.

Other Factors Affecting Liquidity

In June 2002, RIH entered into a $20.0 million credit facility, the proceeds of which were intended to be used for the acquisition of furniture, fixtures, and equipment. RIHC has guaranteed the obligations of RIH under this equipment credit facility. As of December 31, 2004, RIHC had borrowed $14.7 million of the equipment credit facility to purchase furniture, fixtures, and equipment for the New Tower and $3.1 million to purchase additional slot machines to replace existing equipment. In March 2005, this credit facility was amended to provide for the suspension of principal payments for one year, commencing April 1, 2005, with the outstanding principal balance as of March 31, 2005 to be paid in equal monthly installments commencing April 2006 and ending February 2009. The outstanding balance due under this credit facility at December 31, 2006 was $10.9 million. This credit facility was paid in full including all interest and fees on March 14, 2007 (see further discussion below).

In November 2002, RIHC also entered into a $10.0 million revolving credit facility (the “Commerce Facility”). The outstanding balance on the Commerce Facility at December 31, 2006 was $10.0 million. The Commerce Facility was paid in full including all interest and fees on March 14, 2007 (see further discussion below).

In June 2002, RIHC entered into a Thermal Energy Services Agreement (the “Agreement”) with an energy supplier. The initial term of the Agreement is 20 years, renewable at the Companies’ option for two additional five year terms. The

Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value is estimated at $6.5 million, for which payments during 2006 were $0.5 million, including interest, with the total payments over the 20 year initial term estimated at $9.6 million including interest, and; a usage fee for steam and chilled water, whose usage and rate will vary by month of the year.

In March 2004, the Option Land was acquired by RREH in exchange for the issuance of a $40 million note by RREH to Kerzner International North America, Inc. (“KINA”). No principal payments are required on the $40 million note until it reaches maturity. The note payable to KINA is guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH does not become effective until either the First Mortgage Notes have been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0. In addition, the amount guaranteed is initially limited to $20 million increasing by $5 million each year. The KINA note was paid in full including all interest and fees by RREH on March 14, 2007 (see further discussion below).

In conjunction with the option land purchase transaction, the lease agreement between KINA and RIH converted to a month-to-month fair market value lease. As part of the option land purchase transaction, the lease was amended to be a triple-net lease and was assigned by KINA to RREH. The amended agreement called for the following payments: $1.3 million security deposit paid upon closing, which was applied to lease payments of $205,000 per month through September 2004; $135,833 per month from October 2004 through March 2006; $202,500 per month from April 2006 through March 2008; $302,500 per month from April 2008 through March 2009 and $402,500 per month thereafter. Lease payments during the year ended December 31, 2006 totaled $2.2 million.

As amended in September 2006, the CIT Facility permits RIH to reborrow principal amounts repaid following the date of the amendment, up to a limit of $5 million in new borrowings, for the purchase of machinery, furniture, or equipment. There were no further borrowings on the CIT Facility subsequent to it being amended in September 2006.

The indenture on our First Mortgage Notes contains cross-default provisions whereby the acceleration of any indebtedness in an aggregate amount of $5 million or more prior to its scheduled maturity constitutes an event of default under the First Mortgage Notes Indenture.

On March 14, 2007, subsidiaries of CRH and RIHC entered into the Term Loan Agreement with Column Financial, Inc., as Lender. The Term Loan is for an initial principal amount of $350 million and is for an initial term of two (2) years. Interest on the Term Loan accrues at a rate of one month LIBOR plus 3.0%. The Term Loan is secured by a first priority deed of trust on Resorts and certain other property owned by subsidiaries of CRH and RIHC.

Proceeds of the Term Loan were used to pay in full the existing indebtedness of CRH, RIHC and their subsidiaries, with Commerce Bank, CIT Group/Equipment Financing, Inc., and Kerzner International North America, Inc., and to redeem all of the outstanding 11  1/2% First Mortgage Notes due 2009 issued by RIHC. In connection with the redemption of the Notes by RIHC, the covenants under the indenture governing the Notes were defeased and a cash deposit in the amount of $192,410,000 was deposited in trust with the Deutsche Bank Trust Company Americas, as Trustee to satisfy payment upon redemption of the Notes on April 13, 2007. The redemption price is equal to 106% of the outstanding principal amount of $180,000,000 plus accrued interest to the redemption date of April 13, 2007.

The subsidiaries of CRH and RIHC also entered into the Revolving Loan with Column Financial, Inc., as Lender which provides for a $10 million revolving credit facility. The proceeds of the Revolving Loan shall be used to provide the subsidiaries a line of credit to support working capital and/or letter of credit needs. The Revolving Loan is for an initial term of two (2) years. Interest on the Revolving Loan accrues at a rate of one month LIBOR plus 3.0%. The Revolving Loan is secured by a first priority deed of trust on Resorts and certain other property owned by subsidiaries of CRH and RIHC.

Pursuant to the terms of the Term Loan and the Revolving Loan, the principal amount of the loans including all accrued and unpaid interest on the principal must be prepaid upon acceleration of the loans following an event of default including: failure to pay any portion of the debt when due; failure to pay taxes prior to the date they become delinquent; failure to keep insurance policies in full force and effect; violation of the change in control restriction; breach of representations and warranties; bankruptcy of the Company; violation of the restrictions on assignment; breach of negative covenants; default under related loan and credit line documents; certain material defaults under any ground lease agreements, interest rate cap agreements, letters of credit or other material agreements; or if the gaming license for Resorts Atlantic City is materially impaired, lost or suspended for any period of time or terminated.

There can be no assurances that we will be successful in meeting our financial covenants on a prospective basis or obtaining waivers and amendments in the future if we were not in compliance with the terms of Term Loan and the Revolving Loan.

Commitments and Contractual Obligations

The following table summarizes the Companies’ contractual commitments as of December 31, 2006:

	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
	($ in thousands)
Long-term debt:
Principal	$10,854	$5,471	$5,383	$—	$—
Interest	—	—	—	—	—
Capital leases	5,702	275	584	633	4,210
Operating leases	21,301	3,231	4,894	3,403	9,773

	$37,857	$8,977	$10,861	$4,036	$13,983

Construction commitments represent the balance due on the contract for the construction of the New Tower. Purchase obligations represent agreements to purchase goods or services that are enforceable and legally binding on the Company.

Resorts plans to fund contractual obligations through operating cash flows and available borrowings under the Revolving Loan .

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

Bankable Complimentaries. During the summer of 2006 the Company implemented a new customer loyalty program, Destination Club, which offers incentives to customers who gamble at Resorts and its affiliated casinos. Under the program, customers are able to accumulate, or bank, comp dollars over time that they may redeem at their discretion under the terms of the program. The comp dollars balance will be forfeited if the customer does not redeem them over an eight-month period from the time they were first earned. As a result of the ability of the customer to bank the comp dollars, we accrue the expense of the comp dollars, after consideration of estimated breakage, as they are earned. The estimated cost to provide comp dollars is expensed as the comp dollars are earned and is included in casino expense on our Consolidated Statements of Operations. To arrive at the estimated cost associated with comp dollars, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which comp dollars will be redeemed. We use historical data to assist in the determination of estimated accruals.

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

Income Taxes. The Companies record an income tax liability in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”. Accordingly, deferred tax assets and liabilities are calculated as the difference between the financial statement carrying amounts and the tax bases of assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. The Companies have provided a full valuation allowance against the amount of its Federal and New Jersey net operating loss carryforwards, because it does not expect to realize the tax benefit.

Long-lived Assets. Management has determined that the Companies’ policy associated with their long-lived assets and the related estimates is critical to the preparation of the consolidated financial statements. The Company has a significant investment in long-lived property and equipment. Management estimates that the undiscounted future cash flows expected to result from the use of these assets exceed the current carrying value of these assets. Any adverse change to the estimate of these undiscounted cash flows could necessitate an impairment charge that would adversely affect operating results. Management estimates the useful lives for the Company’s assets based on historical experience and the estimates of assets’ commercial lives. Should the actual useful life of a class of assets differ from the estimated useful life, an impairment charge would be recorded. Management reviews useful lives and obsolescence and assesses commercial viability of the Companies’ assets periodically.

Self Insured Health Insurance. Effective June 2005, the Company changed its medical coverages for its non union employees. Such employees are now covered under a self-insured medical plan, administered by an affiliate of the Company for each insured person. Amounts in excess of this threshold are covered by the Company’s insurance programs subject to customary policy limits.

Quarterly Results of Operations

The following table sets forth certain of the CRH’s unaudited financial information on a quarterly basis:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	($ in thousands)
2006
Revenues	$58,278	$63,664	$69,270	$61,069
Operating income (loss)	(464)	1,191	5,599	(2,811)
Net income (loss)	$(7,126)	$(5,600)	$(3,795)	$(9,489)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	($ in thousands)
2005
Revenues	$56,391	$62,761	$69,531	$57,377
Operating income (loss)	1,808	8,598	6,681	(4,504)
Net income (loss)	$(3,107)	$1,222	$(154)	$(8,232)

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The Company has exposure to interest rate risk from its short-term and long-term debt. In general, the Companies’ long-term debt is fixed rate. See Note 7 of the Notes to the Consolidated Financial Statements of the Companies for the components of long term debt. The Company believes that the market risk from changes in interest rates would not be material to the fair value of these financial instruments, or the related cash flows, or future results of operations.

Item 8. Financial Statements and Supplementary Data.

All other schedules called for under Regulation S-X are not submitted because they are not applicable, not required, or because the required information is not material, or is included in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors

Colony RIH Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Colony RIH Holdings, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index to Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Colony RIH Holdings, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 30, 2007

COLONY RIH HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$18,724	$25,830
Receivables, net	8,650	6,607
Inventories	1,489	1,351
Prepaid expenses and other current assets	4,026	2,787

Total current assets	32,889	36,575
Property and equipment, net	290,726	299,270
Other assets (including $103 and $103 of restricted cash and cash equivalents in 2006 and 2005, respectively)	17,987	18,363

Total assets	$341,602	$354,208

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$15,742	$5,617
Accounts payable	19,000	8,010
Accrued interest payable	6,894	6,518
Accrued expenses and other current liabilities	21,466	24,110
Due to affiliates, net	2,773	3,107

Total current liabilities	65,875	47,362
Long-term debt, less current portion	229,115	234,224
Redeemable common stock	3,875	3,875

Total liabilities	298,865	285,461
Shareholders’ equity
Common stock:
Class A - $.01 par value, 900,000 shares authorized, 38,295 shares issued and outstanding	—	—
Class B - $.01 par value, 1,600,000 shares authorized, 774,982 shares issued and outstanding	8	8
Capital in excess of par	73,790	73,790
Accumulated deficit	(31,061)	(5,051)

Total shareholders’ equity	42,737	68,747

Total liabilities and shareholders’ equity	$341,602	$354,208

See accompanying notes.

COLONY RIH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year ended December 31,
	2006	2005	2004
Revenues:
Casino	$279,816	$268,074	$247,842
Lodging	21,360	23,352	18,375
Food and beverage	32,889	24,282	23,387
Other	7,670	6,001	8,439
Less: promotional allowances	(89,454)	(75,649)	(68,705)

Total net revenue	252,281	246,060	229,338
Costs and expenses:
Casino	137,736	133,319	119,949
Lodging	2,659	3,230	2,241
Food and beverage	13,718	10,640	11,990
Other operating	2,979	3,711	4,509
Selling, general, and administrative	70,879	61,920	58,961
Depreciation and amortization	20,795	20,657	16,837
Pre-opening	—	—	2,722

Total costs and expenses	248,766	233,477	217,209

Income from operations	3,515	12,583	12,129
Interest income	815	663	522
Interest expense	(27,316)	(25,712)	(19,595)
Other income (expense), net	66	28	1,255

Loss before income taxes	(22,920)	(12,438)	(5,689)
Provision (benefit) for income taxes	3,090	(2,167)	(1,551)

Net loss	$(26,010)	$(10,271)	$(4,138)

See accompanying notes.

COLONY RIH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net loss	$(26,010)	$(10,271)	$(4,138)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,754	19,694	15,328
Amortization of debt premiums, discounts and issuance costs	2,270	1,807	1,858
Provision for doubtful receivables	1,048	508	138
Gain on disposal of fixed assets	(66)	(186)	(1,255)
Provision for discount on CRDA obligations, net of amortization	1,041	963	1,510
Deferred income tax (benefit)	1,890	(3,669)	390
Changes in operating assets and liabilities:
Net increase in receivables	(3,091)	(1,585)	(493)
Net (increase) decrease in inventories, prepaid expenses and other current assets	(1,377)	1,254	(1,123)
Net (increase) decrease in other assets	(2,037)	430	1,150
Net (decrease) increase in due to affiliates	(334)	3,107	—
Net increase (decrease) in accounts and accrued expense	8,241	(993)	2,873
Net increase in interest payable	376	79	401

Net cash provided by operating activities	1,705	11,138	16,639

Cash Flows from Investing Activities:
Purchases of cash and cash equivalents – restricted, net of releases	—	398	49,910
Proceeds from sale of fixed assets	102	191	1,724
Purchase of property and equipment	(9,815)	(12,919)	(69,553)
CRDA deposits	(3,478)	(3,292)	(3,051)
CRDA refunds	—	63	756

Net cash used in investing activities	$(13,191)	$(15,559)	$(20,214)

Continued

COLONY RIH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	2006	2005	2004
Cash Flows from Financing Activities:
Proceeds of borrowings	$9,996	$—	$10,160
Payments to secure borrowings	—	(118)	(135)
Debt repayments	(5,616)	(1,606)	(2,892)

Net cash provided by (used in) financing activities	4,380	(1,724)	7,133

Net (decrease) increase in cash and cash equivalents	(7,106)	(6,145)	3,558
Cash and cash equivalents at beginning of year	25,830	31,975	28,417

Cash and cash equivalents at end of year	$18,724	$25,830	$31,975

Supplemental Cash Flow Disclosures:
Cash paid during the year for:
Interest	$22,674	$22,126	$21,395
Income taxes paid (refunded), net	$1,197	$(353)	$(519)
Non-cash investment and financing transactions:
Obligations incurred for the purchase of property and equipment	$1,450	$1,405	$7,577
Notes payable issued in connection with option land purchase	$—	$—	$40,000

See accompanying notes.

COLONY RIH HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
Balance at January 1, 2004	$8	$73,790	$9,358	$83,156

Net loss	—	—	(4,138)	(4,138)

Balance at December 31, 2004	8	73,790	5,220	79,018

Net loss	—	—	(10,271)	(10,271)

Balance at December 31, 2005	8	73,790	(5,051)	68,747

Net loss	—	—	(26,010)	(26,010)

Balance at December 31, 2006	$8	$73,790	$(31,061)	$42,737

See accompanying notes.

COLONY RIH HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Consolidation

Colony RIH Holdings, Inc., a Delaware corporation (“CRH” or the “Company”), owns 100% of the outstanding common stock of Resorts International Hotel and Casino, Inc., also a Delaware corporation (“RIHC”). RIHC, through its wholly-owned subsidiary, Resorts International Hotel, Inc., a New Jersey corporation (“RIH”), owns and operates Resorts Atlantic City (“Resorts”), a casino/hotel located in Atlantic City, NJ. On April 1, 2003, Resorts Real Estate Holdings, Inc. (“RREH”) was formed as a wholly-owned subsidiary of CRH. RREH, which was incorporated as a New Jersey corporation, was formed to acquire certain land. RREH had no substantive business operations prior to January 2004. Colony RIH Holdings, Inc., Resorts International Hotel and Casino, Inc., and Resorts International Hotel, Inc. are referred to collectively as the “Companies”.

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

2. Summary of Significant Accounting Policies (continued)

Under the terms of the Disbursement Agreement, dated March 22, 2002 related to the First Mortgage Notes ( See Note 7), funds remaining in the liquidity disbursement account after the final Test Period (as defined in the Indenture, the four fiscal quarter period ending December 31, 2004) , and upon certification by RIHC of certain conditions, would be returned to RIHC and could be distributed as a dividend to CRH. This certification was delivered by RIHC, and accordingly on January 20, 2005 the $9.7 million remaining in the liquidity disbursement account was delivered to RIHC.

Inventories

Inventories of provisions, supplies and spare parts are valued at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives reported below using the straight-line method. . Charges to income resulting from amortization of assets recorded under capital leases are included with depreciation and amortization expense in the statement of operations.

Hotels and other buildings	35 – 40 years
Furniture fixtures and equipment	2 – 5 years

Interest costs incurred during the construction period are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs.” Interest cost of $4.1 million was capitalized for the year ended December 31, 2004. No interest costs were capitalized for the years ended December 31, 2006 and 2005.

The provisions of SFAS No. 144 ,”Accounting for the Impairment or Disposal of Long- Lived Assets” (“SFAS No. 144”), requires, among other things, that an entity review its long-lived assets and certain intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 144 requires an impairment loss to be recognized only if the carrying amounts of long-lived assets to be held and used are not recoverable from their expected undiscounted future cash flows.

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

Beginning in 2006, the Company included complimentary casino beverages ($5.9 million for the year ended December 31, 2006) in food and beverage revenue in the Consolidated Statements of Operations to conform to industry practice, which given the corresponding inclusion in promotional allowances, had no effect on net revenue.

Self -Insured Health Insurance

Effective June 2005, the Company changed its medical coverages for its non union employees. Such employees are now covered under a self-insured medical plan for each insured person. Amounts in excess of this threshold are covered by the Company’s insurance programs subject to customary policy limits.

2. Summary of Significant Accounting Policies (continued)

Promotional Allowances

The retail value of hotel accommodations, food, beverage and other services provided to customers without charge is included in gross revenues and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Rooms	$8,620	$8,352	$6,521
Food and beverage	20,508	20,988	18,000
Entertainment and other	4,271	2,743	3,707

	$33,399	$32,083	$28,228

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

Cashback Liability

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

Bankable Complimentaries

During the summer of 2006 the Company implemented a new customer loyalty program, Destination Club, which offers incentives to customers who gamble at Resorts and its affiliated casinos. Under the program, customers are able to accumulate, or bank, comp dollars over time that they may redeem at their discretion under the terms of the program. The comp dollars balance will be forfeited if the customer does not redeem them over an eight-month period from the time they were first earned. As a result of the ability of the customer to bank the comp dollars, we accrue the expense of the comp dollars, after consideration of estimated breakage, as they are earned. The estimated cost to provide comp dollars is expensed as the comp dollars are earned and is included in casino expense on our Consolidated Statements of Operations. To arrive at the estimated cost associated with comp dollars, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which comp dollars will be redeemed. We use historical data to assist in the determination of estimated accruals.

2. Summary of Significant Accounting Policies (continued)

Advertising

The Company expenses advertising costs as incurred. For the years ended December 31, 2006, 2005 and 2004 these costs amounted to $6.8 million, $8.1 million and $6.9 million, respectively, and are included in Selling, General and Administrative costs on the Company’s Consolidated Statements of Operations.

Pre-Opening Expenses

The expansion in 2004 added 399 hotel rooms and suites in the Rendezvous Tower, the Grand Lobby (which replaced the former hotel lobby) and 25,000 square feet of additional gaming space (collectively, the “New Tower”. For the year ended December 31, 2004, the Company recorded $2.7 million of pre-opening expenses, primarily advertising and related costs, to promote the opening of the New Tower.

Stock-based Compensation

As allowed under the provisions of “Accounting for Stock-Based Compensation” (“SFAS No. 123”), through December 31, 2005 the Company applied the provisions of Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options, and, accordingly, did not recognize compensation expense. Had compensation expense for the employee stock option plan been determined in accordance with SFAS No. 123, pro forma results of operations would not have been materially different from reported results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires stock-based employee compensation to be measured based on the grant-date fair value of the award and the cost to be recognized over the period during which, an employee is required to provide service in exchange for the award. SFAS 123(R) eliminates the alternative use of APB No. 25’s intrinsic value method of accounting for stock options granted to employees. The Company adopted SFAS 123(R) on January 1, 2006 and the effect of adoption was not material.

Equity instruments issued to non-employees in exchange for goods or services are accounted for using the fair value method and expense is recorded based on the value determined.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact of this standard on the Company’s consolidated financial statements.

3. Receivables

Components of receivables were as follows at December 31 (in thousands):

	2006	2005
Gaming	$8,514	$6,413
Less: allowance for doubtful accounts	(2,133)	(1,307)

	6,381	5,106
Non-gaming:
Hotel and related	615	492
Other	1,686	1,036

	2,301	1,528
Less: allowance for doubtful accounts	(32)	(27)

	2,269	1,501

Receivables, net	$8,650	$6,607

4. Property and Equipment

Components of property and equipment were as follows at December 31 (in thousands):

	2006	2005
Land and land rights	$76,682	$76,156
Hotels and other buildings	208,841	204,867
Furniture, fixtures and equipment	75,834	68,125
Construction in progress	354	3,383

	361,711	352,531
Less: accumulated depreciation	(70,985)	(53,261)

Net property and equipment	$290,726	$299,270

5. Other Assets

Components of other assets were as follows at December 31 (in thousands):

	2006	2005
CRDA deposits, bonds and other investments, net	$12,224	$11,649
Debt issuance costs, net	2,733	3,982
Other	2,927	2,629
Restricted cash	103	103

	$17,987	$18,363

The New Jersey Casino Control Act, as amended, requires RIH to purchase bonds issued by the Casino Reinvestment Development Authority (“CRDA”) or make other investments authorized by the CRDA, in an amount equal to 1.25% of RIH’s gross gaming revenue, as defined.

The CRDA bonds have interest rates ranging from 3.5% to 7.0% and have repayment terms of between 20 and 50 years. The Company records charges to expense to reflect the below-market interest rate payable on the bonds it may have to purchase to fulfill its investment obligation at the date the obligation arises. The charges for the years 2006, 2005 and 2004 for discounts on obligations arising in those years were $1.0 million, $963,000, and $1.5 million, respectively. The discount on CRDA bonds purchased is amortized to interest income over the life of the bonds using the effective interest method.

5. Other Assets (continued)

From time to time RIH has donated certain funds it has had on deposit with the CRDA in return for either relief from its obligation to purchase CRDA bonds or credits against future CRDA deposits. At December 31, 2006 and 2005, RIH owned $6.4 million and $6.9 million face value of bonds, respectively, issued by the CRDA and had $11.7 million and $8.6 million, respectively, on deposit with the CRDA. The majority of the Company’s deposits have been pledged for specific projects.

Debt issuance costs consist of amounts incurred in connection with obtaining long-term debt. The costs are amortized on a straight-line basis over the contractual life of the loan and amortization of such costs are included in interest expense.

Restricted cash in 2006 and 2005 represents proceeds from an asset sale which must be used to purchase “Replacement Assets” in accordance with the terms of the First Mortgage Notes Indenture.

6. Accrued Expenses and Other Current Liabilities

Components of accrued expenses and other current liabilities were as follows at December 31 (in thousands):

	2006	2005
Payroll	$9,484	$9,637
Insurance and related costs	650	1,313
Unredeemed chip liability	1,140	1,219
Liability for unredeemed cash incentives	1,972	990
Other	8,220	10,951

	$21,466	$24,110

7. Long-Term Debt

Long-term debt is summarized as follows at December 31 (in thousands):

	2006	2005
First Mortgage Notes, net of unamortized discount	$178,306	$177,669
Thermal Energy capital lease	5,702	5,966
CIT/FF&E Financing	10,853	15,956
KINA Note	40,000	40,000
Other notes payable	9,996	250

	244,857	239,841
Less: current portion	15,742	5,617

	$229,115	$234,224

On March 14, 2007, subsidiaries of CRH and RIHC entered into that certain Loan Agreement with Column Financial, Inc., as Lender (the “Term Loan”). The Term Loan is for an initial principal amount of $350 million and is for an initial term of two (2) years. Interest on the Term Loan accrues at a rate of one month LIBOR plus 3.0%. The Term Loan is secured by a first priority deed of trust on the Resorts Hotel and Casino, Atlantic City, New Jersey, and certain other property owned by subsidiaries of CRH and RIHC.

7. Long-Term Debt (continued)

Proceeds of the Term Loan were used to pay in full the existing indebtedness of CRH, RIHC and their subsidiaries, with Commerce Bank, CIT Group/Equipment Financing, Inc., and Kerzner International North America, Inc., and to redeem all of the outstanding 11  1/2% First Mortgage Notes due 2009 (the “Notes”) issued by RIHC. In connection with the redemption of the Notes by RIHC, the covenants under the indenture governing the Notes were defeased and a cash deposit in the amount of $192,410,000 was deposited in trust with the Deutsche Bank Trust Company Americas, as Trustee to satisfy payment upon redemption of the Notes on April 13, 2007. The redemption price is equal to 106% of the outstanding principal amount of $180,000,000 plus accrued interest to the redemption date of April 13, 2007.

The subsidiaries of CRH and RIHC also entered into that certain Credit Agreement with Column Financial, Inc., as Lender (the “Revolving Loan”) which provides for a $10 million revolving credit facility. The proceeds of the Revolving Loan shall be used to provide the subsidiaries a line of credit to support working capital and/or letter of credit needs. The Revolving Loan is for an initial term of two (2) years. Interest on the Revolving Loan accrues at a rate of one month LIBOR plus 3.0% (8.3 % at March 14, 2007). The Revolving Loan is secured by a first priority mortgage on Resorts Atlantic City, and certain other property owned by subsidiaries of CRH and RIHC.

Pursuant to the terms of the Term Loan and the Revolving Loan, the principal amount of the loans including all accrued and unpaid interest on the principal must be prepaid upon acceleration of the loans following an event of default including: failure to pay any portion of the debt when due; failure to pay taxes prior to the date they become delinquent; failure to keep insurance policies in full force and effect; violation of the change in control restriction; breach of representations and warranties; bankruptcy of the Company; violation of the restrictions on assignment; breach of negative covenants; default under related loan and credit line documents; certain material defaults under any ground lease agreements, interest rate cap agreements, letters of credit or other material agreements; or if the gaming license for Resorts Atlantic City is materially impaired, lost or suspended for any period of time or terminated.

On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of First Mortgage Notes (the “First Mortgage Notes”) at a price of 97.686% yielding $175.8 million. Interest on the First Mortgage Notes was payable on March 15 and September 15 of each year, and the First Mortgage Notes were due in full on March 15, 2009. On March 14, 2007, the Company redeemed all of the First Mortgage Notes at 106.0%; (expressed as a percentage of principal amount), plus accrued and unpaid interest.

The First Mortgage Notes contained certain covenants that, among other things, limited RIHC’s ability and the ability of its subsidiaries to pay dividends on, redeem or repurchase its or their capital stock, make investments, incur additional indebtedness, permit payment of or restrict dividends by certain of its subsidiaries, enter into sale leaseback transactions, sell assets, guarantee indebtedness, create certain liens, engage in transactions with affiliates, and consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries on a consolidated basis. The First Mortgage Notes also contained cross-default provisions whereby the acceleration of any indebtedness in an aggregate amount of $5 million or more prior to its scheduled maturity constituted an event of default under the First Mortgage Notes Indenture.

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed; and, a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $5.7 million at December 31, 2006.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc (“CIT Facility”). The CIT Facility permitted RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment. Loans pursuant to the CIT Facility were repayable in up to a sixty- month amortization period from the date the loan was made. The outstanding loans associated with the CIT Facility bore interest at the rate of LIBOR plus seven and one-quarter percent. RIH was required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. The outstanding balance due to CIT at December 31, 2006 was $10.9 million. The CIT Facility contained a fixed charge coverage ratio and a senior leverage financial covenant as defined in the Credit Facility. On March 29, 2006, the CIT Facility was

7. Long-Term Debt (continued)

amended to modify the required covenant calculations at December 31, 2005 and on a prospective basis. Absent this amendment, the Company would not have been in compliance with the financial covenants. As a part of the amendment, the Company was required to pay $1 million of the outstanding principal prior to March 31, 2006 and a fee of $80,000. The amendment also redefined the interest rate on the facility based on a sliding scale on operating results (as defined). The $1 million of outstanding principal was reflected as a current liability at December 31, 2005.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility agreement was amended in June 2006 to provide for working capital borrowings and letters of credit in an aggregate amount of up to $15 million, with the letter of credit portion of the Commerce Facility not to exceed $7.5 million and working capital borrowings not to exceed $10.0 million. The Commerce Facility was extended through March 31, 2007. The outstanding balance on the Commerce Facility at December 31, 2006 was $10.0 million. The Commerce Facility contained an interest coverage ratio and a minimum net worth requirement as defined in the Commerce Facility. On March 29, 2006, the CIT Facility was amended to modify the required covenant calculations at December 31, 2005 and on a prospective basis. Absent this amendment, the Company would not have been in compliance with the financial covenants.

During 2004, RREH purchased approximately 10.0 acres of land adjacent to and nearby the Resorts site. The land was acquired in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note matured immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes. Interest on the $40 million note was payable semi-annually, and was calculated at the following annual rates: 0% through September 2005, 4% from October 2005 through March 2006, 6% from April 2006 through March 2008. The note payable to KINA was guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH did not become effective until either the First Mortgage Notes had been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0 In addition, the amount guaranteed was initially limited to $20 million increasing by $5 million each year. The KINA Note contained cross-default provisions whereby the acceleration of the scheduled maturity of the First Mortgage Notes constituted an event of default under the KINA Note.

At December 31, 2006, the aggregate amount of principal payments on all long-term indebtedness, by year is as follows (in thousands):

2007	$15,742
2008	5,669
2009	220,298
2010	310
2011	323
Thereafter	4,210

Total	$246,552

8. Related Party Transactions

For the years ended December 31, 2006, 2005 and 2004, the Company incurred expenses of approximately $4.6 million $297,000 and $380,000, respectively, for fees and expenses incurred by affiliates of Colony Capital, the Company’s principal shareholder, and the Company’s directors.

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

8. Related Party Transactions (continued)

The charges pursuant to the agreements are discretionary in nature and are agreed to by the parties to the agreements. As a result of these agreements, the Company charged to its affiliates $5.7 million and $6.9 million during the years ended December 31, 2006 and 2005, respectively, and had receivables recorded in the amount of $9.9 million and $4.2 million, respectively, for the amounts due. As a result of these agreements, the Company incurred charges from its affiliates of $18.3 million and $7.3 million during the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, charges from affiliates included charges in the amount of $9.9 million for medical and other insurance costs related to employees of the Company under a self-insured program managed by an affiliate, $2.7 million in corporate and affiliate payroll costs, $0.7 million in corporate insurance premiums and $5.0 million of other corporate expenses and shared services with affiliates. At December 31, 2006 and 2005, the Company owed $12.7 million and $7.3 million to its affiliates. The operating results of the Company may be different if the Company operated autonomously and without these transactions with its affiliates.

9. Retirement Plans

RIH has a defined contribution plan in which substantially all non-union employees are eligible to participate. Employees of certain other affiliated companies are also eligible to participate in this plan. Contributions are made to the plan based on a percentage of eligible employee contributions. Contribution expense for this plan was $970,000, $582,000, and $592,000, for the years ended December 31, 2006, 2005, and 2004 respectively.

Union employees are covered by various multi-employer pension plans to which contributions are made by RIH and other unrelated employers. RIH’s pension expense for these plans was $3,257,000, $2,168,000, and $1,919,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

10. Income Taxes

Income tax expense (benefit) is comprised of the following for the year ended December 31 (in thousands):

	Year ended December 31,
	2006	2005	2004
	($ in thousands)
Current:
Federal	$—	$—	$(3,229)
State	1,200	1,502	1,288

	1,200	1,502	(1,941)
Deferred:
Federal	—	(2,516)	2,246
State	1,890	(1,153)	(1,856)

	1,890	(3,669)	390

	$3,090	$(2,167)	$(1,551)

10. Income Taxes (continued)

The components of the deferred tax assets and liabilities were as follows at December 31 (in thousands):

	2006	2005
Deferred tax assets (liabilities):
Basis differences on property and equipment	$(10,495)	$(10,135)
Other	(1,909)	(1,066)

Total deferred tax liabilities	(12,404)	(11,201)
Deferred tax assets:
NOL and capital loss carryforwards	24,941	12,833
Book reserves not yet deductible for tax	3,257	2,769
Tax credit carryforwards	2,550	1,890
Other	4,335	3,464

Total deferred tax assets	35,083	20,956
Valuation allowance for deferred tax assets	(22,679)	(7,865)

Deferred tax assets, net of valuation allowance	12,404	13,091

Net deferred tax assets (liabilities)	$—	$1,890

The effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

	Year ended December 31,
	2006	2005	2004
Statutory Federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Change in Federal income tax rate for deferred taxes	—	—	(1.4)%
Change in valuation allowance	31.8%	5.9%	—
State taxes, net of Federal benefit	8.9%	1.9%	(6.6)%
Non-deductible provisions and expenses	6.9%	8.3%	14.7%
Other	(.1)%	.5%	—

Effective tax rate	13.5%	(17.4)%	(27.3)%

On June 30, 2003, the State of New Jersey amended the New Jersey Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2004 though 2006. This tax expired June 30, 2006, the state’s fiscal year end. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $350,000 annually. For the years ended December 31, 2006, 2005 and 2004, the Company recorded a provision of $175,000, $350,000, and $350,000, respectively, for this tax.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, required the suspension of the use of the New Jersey net operating loss carryforwards for two years and introduced an alternative minimum assessment (“NJAMA”) under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act was retroactive to January 1, 2002. In accordance with the Tax Act, the Company recorded a provision for current income tax of $1,025,000, $1,152,000 and $938,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

10. Income Taxes (continued)

At December 31, 2006, the Company has a net operating loss carryforward for Federal purposes of $33.1 million, which will begin expiring in the year 2024 and forward. A valuation allowance has been provided against the Company’s net Federal deferred tax asset including the net operating loss carryforwards.

At December 31, 2006, the Company has a state net operating loss carryforward of approximately $123.9 million. The carryforward will expire as follows: 2007, $40.2 million; 2008, $20.7 million and 2009, $48.8 million; 2010, $4.4 million; 2011, $9.8 million. The Company has reported a full valuation allowance against the carryforward because it does not expect to realize the tax benefit, primarily due to the limited expiration period

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has determined that the realization of certain of the Company’s deferred tax assets is not more likely than not and, as such, has provided a valuation allowance against those deferred tax assets at December 31, 2006 and 2005. Increases (decreases) in the valuation allowance totaled $14.8 million, $646,000 and ($1.4 million) for the years ended December 31, 2006, 2005 and 2004, respectively.

11. Common Stock and Stock-based Compensation

The proceeds from the sale of 1,915 shares of Class A Common Stock and 38,750 shares of Class B Common Stock have been classified separately from shareholders’ equity as “Redeemable Common Stock” in the balance sheet to reflect the rights granted to a shareholder to require CRH to repurchase his shares under certain circumstances. Under the Colony RIH Holdings, Inc. 2001 Omnibus Stock Incentive Plan, as amended (the “Plan”), awards denominated or payable in shares or options to purchase shares of CRH’s common stock may be granted to officers and other key employees and consultants of CRH and its subsidiaries. The Plan permits the granting of up to 2,131 shares of Class A Common Stock and 43,122 shares of Class B Common Stock. The Board of Directors has sole discretion concerning administration of the Plan, including the determination of award goals, individuals to receive awards, types of awards, the terms and conditions of the awards, and the time at which awards will be granted. The Board of Directors may terminate the Plan at any time.

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

11. Common Stock and Stock-based Compensation (continued)

A summary of the status of the CRH’s stock option plan is presented below –

	A Shares Total		B Shares Total
	Granted	Vested	Granted	Vested
Balance at January 1, 2004	1,541	917	31,189	18,877

Granted	—	—	—	—
Vested	—	196	—	4,000
Forfeited	—	—	—	—

Balance at December 31, 2004	1,541	1,113	31,189	22,877

Granted	479	—	9,687	—
Vested	—	516	—	10,458
Forfeited	—	—	—	—

Balance at December 31, 2005	2,020	1,629	40,876	33,335

Granted	—	—	—	—
Vested	—	125	—	2,546
Forfeited	—	(529)	—	(10,714)

Balance at December 31, 2006	2,020	1,225	40,876	25,167

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

Commitments

The Company leases land, office space and certain equipment under non-cancelable operating lease arrangements. These leases expire in various years. Rent expense under these lease agreements for the years ended December 31, 2006, 2005 and 2004 was approximately $3.8 million, $2.9 million and $3.1 million, respectively. Future minimum lease payments under non-cancelable operating leases consist of the following at December 31, 2006 (in thousands):

2007	$3,231
2008	2,447
2009	2,447
2010	2,447
2011	956
2012 and thereafter	$9,772

12. Commitments and Contingencies (continued)

New Jersey Sports & Exposition Authority

The twelve Atlantic City casino properties operating in 2004 (the “AC Industry”) and the Casino Reinvestment and Development Authority (“CRDA”) entered into an agreement with the New Jersey Sports & Exposition Authority (the “NJSEA”) to provide funding to subsidize New Jersey’s horseracing industry. In exchange for this funding, the NJSEA and the three active New Jersey racetracks will not conduct any casino gaming at the racetracks prior to January 1, 2009. As part of the agreement, the AC Industry will provide $34 million over a four-year period to the NJSEA and must deposit another $62 million into the Casino Expansion Fund (managed by the CRDA). The $62 million will be derived from funds either currently on deposit or to be deposited with the CRDA pursuant to each casino property’s investment obligation. The Company’s obligation is equal to its fair share of AC Industry casino revenues. The Company estimates this commitment over the four-year period to be approximately $4.8 million, the first payment of which was made in November 2004. The total estimated commitment will be charged to operations on a straight-line basis through January 1, 2009. Once the Company meets its deposit obligation related to its fair share of the $62 million, the Company is eligible to receive funds from the Casino Expansion Fund for qualified construction expenditures. The Company has until December 31, 2014 to submit an application to exhaust its share of the Casino Expansion Fund. Any funds not transferred out of the Casino Expansion Fund by the required date will be transferred to funds on deposit with the CRDA pursuant to its ongoing investment obligations

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, and restricted cash in other assets, are reasonable estimates of fair values because of the short term maturities of these investments. The carrying values of the capital leases and other notes payable approximate the fair market value of these instruments based on their terms and rates. CRDA deposits, bonds, and other investments are stated net of a valuation allowance reflecting the below-market interest rates associated with these investments, therefore the carrying values approximate their fair values. The fair value of the Company’s First Mortgage Notes is estimated to be $185,625,000 as of December 31, 2006, based on the trading price as of that date, compared to the carrying value of $178,306,000.

SCHEDULE II

COLONY RIH HOLDINGS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Other Changes (Deductions)		Balance at End of Year
Year ended December 31, 2004
Allowances for doubtful accounts	$2,052	$138	$(743	) (a)	$1,447
Valuation allowance for CRDA investments	$8,317	$1,510	$(1,242	) (b)	$8,585
Year ended December 31, 2005
Allowances for doubtful accounts	$1,447	$508	$(621	) (a)	$1,334
Valuation allowance for CRDA investments	$8,585	$963	$(281)		$9,267
Year ended December 31, 2006
Allowances for doubtful accounts	$1,334	$1,048	$(217	) (a)	$2,165
Valuation allowance for CRDA investments	$9,267	$1,041	$(282)		$10,026

(a)	Write-off uncollectible amounts.
(b)	Includes the write-off of donated funds

R eport of Independent Registered Public Accounting Firm

Board of Directors

Resorts International Hotel and Casino, Inc.

We have audited the accompanying consolidated balance sheets of Resorts International Hotel and Casino, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and shareholder’s equity for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index to Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Resorts International Hotel and Casino, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

March 30 , 2007

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$17,904	$25,280
Receivables, net	8,650	6,607
Inventories	1,489	1,351
Prepaid expenses and other current assets	4,026	3,137

Total current assets	32,069	36,375
Property and equipment, net	249,268	257,812
Other assets (including $103 and $103 of restricted cash and cash equivalents in 2006 and 2005, respectively)	17,896	18,319

Total assets	$299,233	$312,506

Liabilities and Shareholder’s Equity
Current liabilities
Current maturities of long-term debt	$15,742	$5,617
Accounts payable	19,000	8,010
Accrued interest payable	6,198	6,050
Accrued expenses and other current liabilities	20,664	23,659
Due to affiliates	2,773	3,107

Total current liabilities	64,377	46,443
Long-term debt, less current portion	189,115	194,224

Total liabilities	253,492	240,667
Shareholder’s equity
Common stock - $0.01 par value, 10,000 shares authorized issued and outstanding	—	—
Capital in excess of par	77,673	77,673
Accumulated deficit	(31,932)	(5,834)

Total shareholder’s equity	45,741	71,839

Total liabilities and shareholder’s equity	$299,233	$312,506

See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year ended December 31,
	2006	2005	2004
Revenues:
Casino	$279,816	$268,074	$247,842
Lodging	21,360	23,352	18,375
Food and beverage	32,889	24,282	23,387
Other	7,670	6,001	8,439
Less: promotional allowances	(89,454)	(75,649)	(68,705)

Total net revenue	252,281	246,060	229,338
Costs and expenses:
Casino	137,736	133,319	119,949
Lodging	2,659	3,230	2,241
Food and beverage	13,718	10,640	11,990
Other operating	2,979	3,711	4,509
Selling, general, and administrative	73,192	63,771	60,424
Depreciation and amortization	20,795	20,657	16,837
Pre-opening	—	—	2,722

Total costs and expenses	251,079	235,328	218,672

Income from operations	1,202	10,732	10,666
Interest income	815	663	522
Interest expense	(25,091)	(23,944)	(19,193)
Other income (expense), net	66	28	1,255

Loss before income taxes	(23,008)	(12,521)	(6,750)
Provision (benefit) for income taxes	3,090	(2,167)	(1,912)

Net loss	$(26,098)	$(10,354)	$(4,838)

See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net loss	$(26,098)	$(10,354)	$(4,838)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,754	19,694	15,328
Amortization of debt premiums, discounts and issuance costs	2,270	1,807	1,858
Provision for doubtful receivables	1,048	508	138
Gain (loss) on disposal of fixed assets	(66)	(28)	(1,255)
Provision for discount on CRDA obligations, net of amortization	1,041	963	1,510
Deferred income tax (benefit)	1,890	(3,669)	481
Changes in operating assets and liabilities:
Net increase in receivables	(3,091)	(1,585)	(493)
Net decrease (increase) in inventories, prepaid expenses and other current assets	(1,027)	(212)	(1,123)
Net (increase) decrease in deferred charges and other assets	(1,990)	1,001	532
Net increase in due to affiliates	(334)	3,107	—
Net increase (decrease) in accounts payable and accrued expenses	7,890	(992)	2,421
Net increase in due to affiliates	148	11	1

Net cash provided by operating activities	1,435	10,251	14,560

Cash Flows from Investing Activities:
Purchases of cash and cash equivalents – restricted, net of releases	—	398	49,910
Proceeds from sale of fixed assets	102	38	1,724
Purchase of property and equipment	(9,815)	(11,966)	(67,937)
CRDA deposits	(3,478)	(3,292)	(3,051)
CRDA refunds	—	63	756

Net cash used in investing activities	$(13,191)	$(14,759)	$(18,598)

Continued

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Dollars in thousands)

	Year ended December 31,
	2006	2005	2004
Cash Flows from Financing Activities:
Proceeds of borrowings	$9,996	$—	$10,160
Payments to secure borrowings	—	(118)	(135)
Debt repayments	(5,616)	(1,606)	(2,892)

Net cash provided by (used in) financing activities	4,380	(1,724)	7,133

Net increase (decrease) in cash and cash equivalents	(7,376)	(6,232)	3,095
Cash and cash equivalents at beginning of year	25,280	31,512	28,417

Cash and cash equivalents at end of year	$17,904	$25,280	$31,512

Supplemental Cash Flow Disclosures:
Cash paid during the year for:
Interest	$22,674	$22,126	$21,395
Income taxes refunded, net	$1,197	$(353)	$(519)
Non-cash investment and financing transactions:
Obligations incurred for the purchase of property and equipment	$1,450	$1,405	$7,577

See accompanying notes.

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

(Dollars in thousands)

	Common Stock	Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Total Shareholder’s Equity
Balance at January 1, 2004	$—	$77,673	$9,358	$87,031

Net loss	—	—	(4,838)	(4,838)

Balance at December 31, 2004	—	77,673	4,520	82,193

Net loss	—	—	(10,354)	(10,354)

Balance at December 31, 2005	—	77,673	(5,834)	71,839

Net loss	—	—	(26,098)	(26,098)

Balance at December 31, 2006	$—	$77,673	$(31,932)	$45,741

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

Under the terms of the Disbursement Agreement, dated March 22, 2002, related to the First Mortgage Notes (See Note 7) funds remaining in the liquidity disbursement account after the final Test Period (as defined in the Indenture, the four fiscal quarter period ending December 31, 2004) , and upon certification by RIHC of certain conditions, would be returned to RIHC and could be distributed as a dividend to CRH. This certification was delivered by RIHC, and accordingly on January 20, 2005 the $9.7 million remaining in the liquidity disbursement account was delivered to RIHC.

2. Summary of Significant Accounting Policies (continued)

Inventories

Inventories of provisions, supplies and spare parts are valued at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives reported below using the straight-line method. Charges to income resulting from amortization of assets recorded under capital leases are included with depreciation and amortization expense in the statement of operations.

Hotels and other buildings	35 – 40 years
Furniture fixtures and equipment	2 – 5 years

Interest costs incurred during the construction period are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs.” Interest cost of $4.1 million was capitalized for the year ended December 31, 2004. No interest costs were capitalized for the years ended December 31, 2006 and 2005.

The provisions of SFAS No. 144 ,”Accounting for the Impairment or Disposal of Long- Lived Assets” (“SFAS No. 144”), requires, among other things, that an entity review its long-lived assets and certain intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. SFAS No. 144 requires an impairment loss to be recognized only if the carrying amounts of long-lived assets to be held and used are not recoverable from their expected undiscounted future cash flows.

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

Beginning in 2006, the Company included complimentary casino beverages ($5.9 million for the year ended December 31, 2006) in food and beverage revenue in the Consolidated Statements of Operations to conform to industry practice, which given the corresponding inclusion in promotional allowances, had no effect on net revenue.

Self-Insured Health Insurance

Effective June 2005, the Company changed its medical coverages for its non union employees. Such employees are now covered under a self-insured medical plan for each insured person. Amounts in excess of this threshold are covered by the Company’s insurance programs subject to customary policy limits.

2. Summary of Significant Accounting Policies (continued)

Promotional Allowances

The retail value of hotel accommodations, food, beverage and other services provided to customers without charge is included in gross revenues and deducted as promotional allowances. The estimated departmental costs of providing such promotional allowances are included in gaming costs and expenses as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
Rooms	$8,620	$8,352	$6,521
Food and beverage	20,508	20,988	18,000
Entertainment and other	4,271	2,743	3,707

	$33,399	$32,083	$28,228

Cash discounts based upon a negotiated amount with each customer are recognized as a promotional allowance on the date the related revenues are recorded

The Company offers other incentive programs. These are gifts and other promotional items, the type and distribution of which is determined by management. Since these awards are not cash awards, the Company records them as gaming expenses in the statement of operations. Such amounts are expensed on the date the award can be utilized by the customer.

Cashback Liability

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

Bankable Complimentaries

During the summer of 2006 the Company implemented a new customer loyalty program, Destination Club, which offers incentives to customers who gamble at Resorts and its affiliated casinos. Under the program, customers are able to accumulate, or bank, comp dollars over time that they may redeem at their discretion under the terms of the program. The comp dollars balance will be forfeited if the customer does not redeem them over an eight-month period from the time they were first earned. As a result of the ability of the customer to bank the comp dollars, we accrue the expense of the comp dollars, after consideration of estimated breakage, as they are earned. The estimated cost to provide comp dollars is expensed as the comp dollars are earned and is included in casino expense on our Consolidated Statements of Operations. To arrive at the estimated cost associated with comp dollars, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which comp dollars will be redeemed. We use historical data to assist in the determination of estimated accruals.

Advertising

The Company expenses advertising costs as incurred. For the years ended December 31, 2006, 2005 and 2004 these costs amounted to $6.8 million, $8.1 million and $6.9 million, respectively, and are included in Selling, General and Administrative costs on the Company’s Consolidated Statements of Operations.

2. Summary of Significant Accounting Policies (continued)

Pre-Opening Expenses

The expansion in 2004 added 399 hotel rooms and suites in the Rendezvous Tower, the Grand Lobby (which replaced the former hotel lobby) and 25,000 square feet of additional gaming space (collectively, the “New Tower”. For the year ended December 31, 2004, the Company recorded $2.7 million of pre-opening expenses, primarily advertising and related costs, to promote the opening of the New Tower.

Stock-based Compensation

As allowed under the provisions of “Accounting for Stock-Based Compensation” (“ SFAS No. 123”), through December 31, 2005 the Company applied the provisions of Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options, and, accordingly, did not recognize compensation expense. Had compensation expense for the employee stock option plan been determined in accordance with SFAS No. 123, pro forma results of operations would not have been materially different from reported results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires stock-based employee compensation to be measured based on the grant-date fair value of the award and the cost to be recognized over the period during which, an employee is required to provide service in exchange for the award. SFAS 123(R) eliminates the alternative use of APB No. 25’s intrinsic value method of accounting for stock options granted to employees. The Company adopted SFAS 123(R) on January 1, 2006 and the effect of adoption was not material.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the impact of this standard on the Company’s consolidated financial statements.

3. Receivables

Components of receivables were as follows at December 31 (in thousands):

	2006	2005
Gaming	$8,514	$6,413
Less: allowance for doubtful accounts	(2,133)	(1,307)

	6,381	5,106
Non-gaming:
Hotel and related	615	492
Other	1,686	1,036

	2,301	1,528
Less: allowance for doubtful accounts	(32)	(27)

	2,269	1,501

Receivables, net	$8,650	$6,607

4. Property and Equipment

Components of property and equipment were as follows at December 31 (in thousands):

	2006	2005
Land and land rights	$35,224	$34,698
Hotels and other buildings	208,841	204,867
Furniture, fixtures and equipment	75,834	68,125
Construction in progress	354	3,383

	320,253	311,073
Less: accumulated depreciation	(70,985)	(53,261)

Net property and equipment	$249,268	$257,812

5. Other Assets

Components of deferred charges and other assets were as follows at December 31 (in thousands):

	2006	2005
CRDA deposits, bonds and other investments, net	$12,224	$11,649
Debt issuance costs, net	2,733	3,982
Other	2,836	2,585
Restricted cash	103	103

	$17,896	$18,319

The New Jersey Casino Control Act, as amended, requires RIH to purchase bonds issued by the Casino Reinvestment Development Authority (“CRDA”) or make other investments authorized by the CRDA, in an amount equal to 1.25% of RIH’s gross gaming revenue, as defined.

The CRDA bonds have interest rates ranging from 3.5% to 7.0% and have repayment terms of between 20 and 50 years. RIH records charges to expense to reflect the below-market interest rate payable on the bonds it may have to purchase to fulfill its investment obligation at the date the obligation arises. The charges for the years 2006, 2005 and 2004 for discounts on obligations arising in those years were $1.0 million, $963,000, and $1.5 million, respectively. The discount on CRDA bonds purchased is amortized to interest income over the life of the bonds using the effective interest method.

5. Other Assets (continued)

From time to time RIH has donated certain funds it has had on deposit with the CRDA in return for either relief from its obligation to purchase CRDA bonds or credits against future CRDA deposits. At December 31, 2006 and 2005, RIH owned $6.4 million and $6.9 million face value of bonds, respectively, issued by the CRDA and had $11.7 million and $8.6 million, respectively, on deposit with the CRDA. The majority of the Company’s deposits have been pledged for specific projects.

Debt issuance costs consist of amounts incurred in connection with obtaining long-term debt. The costs are amortized on a straight-line basis over the contractual life of the loan and amortization of such costs are included in interest expense.

Restricted cash in 2006 and 2005 represents proceeds from an asset sale which must be used to purchase “Replacement Assets” in accordance with the terms of the First Mortgage Notes Indenture.

6. Accrued Expenses and Other Current Liabilities

Components of accrued expenses and other current liabilities were as follows at December 31 (in thousands):

	2006	2005
Payroll	$9,484	$9,637
Insurance and related costs	650	1,313
Unredeemed chip liability	1,140	1,219
Liability for unredeemed cash incentives	1,972	990
Other	7,418	10,500

	$20,664	$23,659

7. Long-Term Debt

Long-term debt is summarized as follows at December 31 (in thousands):

	2006	2005
First Mortgage Notes, net of unamortized discount	$178,306	$177,669
Thermal Energy capital lease	5,702	5,966
CIT/FF&E Financing	10,853	15,956
Other notes payable	9,996	250

	204,857	199,841
Less: current portion	15,742	5,617

	$189,115	$194,224

On March 14, 2007, subsidiaries of CRH and RIHC entered into that certain Loan Agreement with Column Financial, Inc., as Lender (the “Term Loan”). The Term Loan is for an initial principal amount of $350 million and is for an initial term of two (2) years. Interest on the Term Loan accrues at a rate of one month LIBOR plus 3.0%. The Term Loan is secured by a first priority deed of trust on the Resorts Hotel and Casino, Atlantic City, New Jersey, and certain other property owned by subsidiaries of CRH and RIHC.

7. Long-Term Debt (continued)

Proceeds of the Term Loan were used to pay in full the existing indebtedness of CRH, RIHC and their subsidiaries, with Commerce Bank, CIT Group/Equipment Financing, Inc., and Kerzner International North America, Inc., and to redeem all of the outstanding 11  1/2% First Mortgage Notes due 2009 (the “Notes”) issued by RIHC. In connection with the redemption of the Notes by RIHC, the covenants under the indenture governing the Notes were defeased and a cash deposit in the amount of $192,410,000 was deposited in trust with the Deutsche Bank Trust Company Americas, as Trustee to satisfy payment upon redemption of the Notes on April 13, 2007. The redemption price is equal to 106% of the outstanding principal amount of $180,000,000 plus accrued interest to the redemption date of April 13, 2007.

The subsidiaries of CRH and RIHC also entered into that certain Credit Agreement with Column Financial, Inc., as Lender (the “Revolving Loan”) which provides for a $10 million revolving credit facility. The proceeds of the Revolving Loan shall be used to provide the subsidiaries a line of credit to support working capital and/or letter of credit needs. The Revolving Loan is for an initial term of two (2) years. Interest on the Revolving Loan accrues at a rate of one month LIBOR plus 3.0% (8.3 % at March 14, 2007). The Revolving Loan is secured by a first priority mortgage on Resorts Atlantic City, and certain other property owned by subsidiaries of CRH and RIHC.

Pursuant to the terms of the Term Loan and the Revolving Loan, the principal amount of the loans including all accrued and unpaid interest on the principal must be prepaid upon acceleration of the loans following an event of default including: failure to pay any portion of the debt when due; failure to pay taxes prior to the date they become delinquent; failure to keep insurance policies in full force and effect; violation of the change in control restriction; breach of representations and warranties; bankruptcy of the Company; violation of the restrictions on assignment; breach of negative covenants; default under related loan and credit line documents; certain material defaults under any ground lease agreements, interest rate cap agreements, letters of credit or other material agreements; or if the gaming license for Resorts Atlantic City is materially impaired, lost or suspended for any period of time or terminated.

On March 22, 2002, RIHC sold $180.0 million aggregate principal amount of First Mortgage Notes (the “First Mortgage Notes”) at a price of 97.686% yielding $175.8 million. Interest on the First Mortgage Notes was payable on March 15 and September 15 of each year, and the First Mortgage Notes were due in full on March 15, 2009. On March 14, 2007, the Company redeemed all of the First Mortgage Notes at 106.0% (expressed as a percentage of principal amount), plus accrued and unpaid interest. The First Mortgage Notes contained certain covenants that, among other things, limited RIHC’s ability and the ability of its subsidiaries to pay dividends on, redeem or repurchase its or their capital stock, make investments, incur additional indebtedness, permit payment of or restrict dividends by certain of its subsidiaries, enter into sale leaseback transactions, sell assets, guarantee indebtedness, create certain liens, engage in transactions with affiliates, and consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries on a consolidated basis. The First Mortgage Notes also contained cross-default provisions whereby the acceleration of any indebtedness in an aggregate amount of $5 million or more prior to its scheduled maturity constituted an event of default under the First Mortgage Notes Indenture.

In June 2002, RIH entered into a Thermal Energy Services Agreement (the “Thermal Agreement”). The initial term of the Thermal Agreement is 20 years, renewable at RIH’s option for two additional five-year terms. The Thermal Agreement has three components: a monthly charge for operation and maintenance of the thermal energy facilities; a capital lease component for capital improvements whose value was estimated at $6.5 million on the date the Thermal Agreement was executed;and, a usage fee for steam and chilled water, whose usage and rate will vary by month of the year. The outstanding balance of the capital lease was $5.7 million at December 31, 2006.

In June 2002, RIH entered into a Restated Loan and Security Agreement with CIT Group/Equipment Financing, Inc (“CIT Facility”). The CIT Facility permitted RIH to borrow up to $20 million for the purchase of machinery, furniture, or equipment. Loans pursuant to the CIT Facility were repayable in up to a sixty- month amortization period from the date the loan was made. The outstanding loans associated with the CIT Facility bore interest at the rate of LIBOR plus seven and one-quarter percent. RIH was required to pay an annual fee equal to one-half percent of the unused portion of the CIT Facility. The outstanding balance due to CIT at December 31, 2006 was $10.9 million. The CIT Facility contained a fixed charge coverage ratio and a senior leverage financial covenant as defined in the Credit Facility. On March 29, 2006, the CIT Facility was

7. Long-Term Debt (continued)

amended to modify the required covenant calculations at December 31, 2005 and on a prospective basis. Absent this amendment, the Company would not have been in compliance with the financial covenants. As a part of the amendment, the Company was required to pay $1 million of the outstanding principal prior to March 31, 2006 and a fee of $80,000. The amendment also redefined the interest rate on the facility based on a sliding scale on operating results (as defined). The $1 million of outstanding principal was reflected as a current liability at December 31, 2005.

In November 2002, RIH entered into a Loan and Security Agreement with Commerce Bank, N.A (“Commerce Facility”). The Commerce Facility agreement was amended in June 2006 to provide for working capital borrowings and letters of credit in an aggregate amount of up to $15 million, with the letter of credit portion of the Commerce Facility not to exceed $7.5 million and working capital borrowings not to exceed $10.0 million. The Commerce Facility was extended through March 31, 2007. The outstanding balance on the Commerce Facility at December 31, 2006 was $10.0 million. The Commerce Facility contained an interest coverage ratio and a minimum net worth requirement as defined in the Commerce Facility. On March 29, 2006, the CIT Facility was amended to modify the required covenant calculations at December 31, 2005 and on a prospective basis. Absent this amendment, the Company would not have been in compliance with the financial covenants.

During 2004, RREH purchased approximately 10.0 acres of land adjacent to and nearby the Resorts site. The land was acquired in exchange for the issuance of a $40 million note by RREH to KINA. This $40 million note matured immediately following the maturity, acceleration or refinancing (other than permitted refinancing) of the First Mortgage Notes. Interest on the $40 million note was payable semi-annually, and was calculated at the following annual rates: 0% through September 2005, 4% from October 2005 through March 2006, 6% from April 2006 through March 2008. The note payable to KINA was guaranteed by CRH, RIHC and RIH, provided, however that the guarantee of RIHC and RIH did not become effective until either the First Mortgage Notes had been paid in full or the fixed charge coverage ratio of RIHC is at least 2.0 to 1.0 In addition, the amount guaranteed was initially limited to $20 million increasing by $5 million each year. The KINA Note contained cross-default provisions whereby the acceleration of the scheduled maturity of the First Mortgage Notes constituted an event of default under the KINA Note.

At December 31, 2006, the aggregate amount of principal payments on all long-term indebtedness, by year is as follows (in thousands):

2007	$15,742
2008	5,669
2009	180,298
2010	310
2011	323
Thereafter	4,210

Total	$206,552

8. Related Party Transactions

For the years ended December 31, 2006, 2005 and 2004, the Company incurred expenses of approximately $4.6 million, $297,000 and $380,000, respectively, for fees and expenses incurred by affiliates of Colony Capital, the Company’s principal shareholder, and the Company’s directors.

In June 2004, RIHC and RIH entered into agreements with Colony Resorts LVH Acquisitions, LLC (“LVH”), which operates the Las Vegas Hilton. Under the terms of the agreements, if either company incurs costs in excess of its direct share or any expenses which are directly allocable to or incurred on behalf of the other company, those costs will be reimbursed by that company. In April 2005, this agreement was amended to include Resorts International Holdings, LLC (“RIH LLC”), which operates Resorts East Chicago, Resorts Tunica, Bally’s Tunica and the Atlantic City Hilton.

8. Related Party Transactions (continued)

The charges pursuant to the agreements are discretionary in nature and are agreed to by the parties to the agreements. As a result of these agreements, the Company charged to its affiliates $5.7 million and $6.9 million during the years ended December 31, 2006 and 2005, respectively, and had receivables recorded in the amount of $9.9 million and $4.2 million, respectively, for the amounts due. As a result of these agreements, the Company incurred charges from its affiliates of $18.3 million and $7.3 million during the years ended December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, charges from affiliates included charges in the amount of $9.9 million for medical and other insurance costs related to employees of the Company under a self-insured program managed by an affiliate, $2.7 million in corporate and affiliate payroll costs, $0.7 million in corporate insurance premiums and $5.0 million of other corporate expenses and shared services with affiliates. At December 31, 2006 and 2005, the Company owed $12.7 million and $7.3 million to its affiliates. The operating results of the Company may be different if the Company operated autonomously and without these transactions with its affiliates.

9. Retirement Plans

RIH has a defined contribution plan in which substantially all non-union employees are eligible to participate. Employees of certain other affiliated companies are also eligible to participate in this plan. Contributions are made to the plan based on a percentage of eligible employee contributions. Contribution expense for this plan was $970,000, $582,000, and $592,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Union employees are covered by various multi-employer pension plans to which contributions are made by RIH and other unrelated employers. RIH’s pension expense for these plans was $3,257,000, $2,168,000, and $1,919,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

10. Income Taxes

Income tax expense (benefit) is comprised of the following for the year ended December 31 (in thousands):

	Year ended December 31,
	2006	2005	2004
	($ in thousands)
Current:
Federal	$—	$—	$(3,681)
State	1,200	1,502	1,288

	1,200	1,502	(2,393)
Deferred:
Federal	—	(2,516)	2,337
State	1,890	(1,153)	(1,856)

	1,890	(3,669)	481

	$3,090	$(2,167)	$(1,912)

10. Income Taxes (continued)

The components of the deferred tax assets and liabilities were as follows at December 31 (in thousands):

	2006	2005
Deferred tax assets (liabilities):
Basis differences on property and equipment	$(10,495)	$(10,135)
Other	(1,909)	(1,066)

Total deferred tax liabilities	(12,404)	(11,201)
Deferred tax assets:
NOL and capital loss carryforwards	24,941	12,833
Book reserves not yet deductible for tax	3,257	2,769
Tax credit carryforwards	2,550	1,890
Other	4,335	3,464

Total deferred tax assets	35,083	20,956
Valuation allowance for deferred tax assets	(22,679)	(7,865)

Deferred tax assets, net of valuation allowance	12,404	13,091

Net deferred tax assets (liabilities)	$—	$1,890

The effective income tax rate varies from the statutory Federal income tax rate as a result of the following factors:

	Year ended December 31,
	2006	2005	2004
Statutory Federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Change in Federal income tax rate for deferred taxes	—	—	(1.2)%
Change in valuation allowance	31.8%	5.9%	—
State taxes, net of Federal benefit	8.9%	1.9%	(5.5)%
Non-deductible provisions and expenses	6.9%	8.3%	12.4%
Other	(0.2)%	0.6%	—

Effective tax rate	13.4%	(17.3)%	(28.3)%

On June 30, 2003, the State of New Jersey amended the New Jersey Casino Control Act, effective July 1, 2003, to impose or increase certain taxes and fees, including a tax at the rate of 7.5% on the adjusted net income of casino licensees in calendar year 2002, payable in the state’s fiscal years 2004 though 2006. This tax expired June 30, 2006, the state’s fiscal year end. The amount of this tax for each licensee is limited to a maximum of $10.0 million annually and a minimum of $350,000 annually. For the years ended December 31, 2006, 2005 and 2004, the Company recorded a provision of $175,000, $350,000, and $350,000, respectively, for this tax.

On July 3, 2002, the State of New Jersey passed the New Jersey Business Tax Reform Act which, among other things, required the suspension of the use of the New Jersey net operating loss carryforwards for two years and introduced an alternative minimum assessment (“NJAMA”) under the New Jersey corporate business tax based on gross receipts or gross profits, as defined. The Tax Act was retroactive to January 1, 2002. In accordance with the Tax Act, the Company recorded a provision for current income tax of $1,025,000, $1,152,000 and $938,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

10. Income Taxes (continued)

At December 31, 2006, the Company has a net operating loss carryforward for Federal purposes of $33.1 million, which will begin expiring in the year 2024 and forward. A valuation allowance has been provided against the Company’s net Federal deferred tax asset including the net operating loss carryforwards.

At December 31, 2006, the Company has a state net operating loss carryforward of approximately $123.9 million. The carryforward will expire as follows: 2007, $40.2 million; 2008, $20.7 million and 2009, $48.8 million; 2010, $4.4 million; 2011, $9.8 million. The Company has reported a full valuation allowance against the carryforward because it does not expect to realize the tax benefit, primarily due to the limited expiration period

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has determined that the realization of certain of the Company’s deferred tax assets is not more likely than not and, as such, has provided a valuation allowance against those deferred tax assets at December 31, 2006 and 2005. Increases (decreases) in the valuation allowance totaled $14.8 million, $646,000 and ($1.4 million) for the years ended December 31, 2006, 2005 and 2004, respectively.

11. Common Stock and Stock-based Compensation

Under the Colony RIH Holdings, Inc. 2001 Omnibus Stock Incentive Plan, as amended (the “Plan”), awards denominated or payable in shares or options to purchase shares of CRH’s common stock may be granted to officers and other key employees and consultants of CRH and its subsidiaries. The Plan permits the granting of up to 2,131 shares of Class A Common Stock and 43,122 shares of Class B Common Stock. The Board of Directors has sole discretion concerning administration of the Plan, including the determination of award goals, individuals to receive awards, types of awards, the terms and conditions of the awards, and the time at which awards will be granted. The Board of Directors may terminate the Plan at any time.

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

A summary of the status of the CRH’s stock option plan is presented below –

	A Shares Total		B Shares Total
	Granted	Vested	Granted	Vested
Balance at January 1, 2004	1,541	917	31,189	18,877
Granted	—	—	—	—
Vested	—	196	—	4,000
Forfeited	—	—	—	—

Balance at December 31, 2004	1,541	1,113	31,189	22,877

Granted	479	—	9,687	—
Vested	—	516	—	10,458
Forfeited	—	—	—	—

Balance at December 31, 2005	2,020	1,629	40,876	33,335

Granted	—	—	—	—
Vested	—	125	—	2,546
Forfeited	—	(529)	—	(10,714)

Balance at December 31, 2006	2,020	1,225	40,876	25,167

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

Commitments

The Company leases land, office space and certain equipment under non-cancelable operating lease arrangements. These leases expire in various years. Rent expense under these lease agreements for the years ended December 31, 2006, 2005 and 2004 were approximately $3.8 million, $3.0 million and $5.4 million, respectively. Future minimum lease payments under noncancelable operating leases consist of the following at December 31, 2006 (in thousands):

2007	$3,231
2008	2,447
2009	2,447
2010	2,447
2011	956
2012 and thereafter	$9,772

New Jersey Sports & Exposition Authority

The twelve Atlantic City casino properties operating in 2004 (the “AC Industry”) and the Casino Reinvestment and Development Authority (“CRDA”) entered into an agreement with the New Jersey Sports & Exposition Authority (the “NJSEA”) to provide funding to subsidize New Jersey’s horseracing industry. In exchange for this funding, the NJSEA and the three active New Jersey racetracks will not conduct any casino gaming at the racetracks prior to January 1, 2009. As part of the agreement, the AC Industry will provide $34 million over a four-year period to the NJSEA and must deposit another $62 million into the Casino Expansion Fund (managed by the CRDA). The $62 million will be derived from funds either currently on deposit or to be deposited with the CRDA pursuant to each casino property’s investment obligation. The Company’s obligation is equal to its fair share of AC Industry casino revenues. The Company estimates this commitment over the four-year period to be approximately $4.8 million, the first payment of which was made in November 2004. The total estimated commitment will be charged to operations on a straight-line basis through January 1, 2009. Once the Company meets its deposit obligation related to its fair share of the $62 million, the Company is eligible to receive funds from the Casino Expansion Fund for qualified construction expenditures. The Company has until December 31, 2014 to submit an application to exhaust its share of the Casino Expansion Fund. Any funds not transferred out of the Casino Expansion Fund by the required date will be transferred to funds on deposit with the CRDA pursuant to its ongoing investment obligations

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, and restricted cash in other assets, are reasonable estimates of fair values because of the short term maturities of these investments. The carrying values of the capital leases and other notes payable approximate the fair market value of these instruments based on their terms and rates. CRDA deposits, bonds, and other investments are stated net of a valuation allowance reflecting the below-market interest rates associated with these investments, therefore the carrying values approximate their fair values. The fair value of the Company’s First Mortgage Notes is estimated to be $185,625,000 as of December 31, 2006, based on the trading price as of that date, compared to the carrying value of $178,306,000.

SCHEDULE II

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Other Changes (Deductions)		Balance at End of Year
Year ended December 31, 2004
Allowances for doubtful accounts	$2,052	$138	$(743	) (a)	$1,447
Valuation allowance for CRDA investments	$8,317	$1,510	$(1,242	) (b)	$8,585
Year ended December 31, 2005
Allowances for doubtful accounts	$1,447	$508	$(621	) (a)	$1,334
Valuation allowance for CRDA investments	$8,585	$963	$(281)		$9,267
Year ended December 31, 2006
Allowances for doubtful accounts	$1,334	$1,048	$(217	) (a)	$2,165
Valuation allowance for CRDA investments	$9,267	$1,041	$(282)		$10,026

(a)	Write-off uncollectible amounts.
(b)	Includes the write-off of donated funds.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

The Chief Executive Officer and Principal Financial Officer of CRH and RIHC, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based on this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be included in the periodic reports to be filed with the Securities and Exchange Commission is made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date of this evaluation.

During the year ended December 31, 2006, there were no changes in the internal controls over financial reporting of CRH or RIHC that materially affected, or are reasonably likely to materially affect, the Companies’ internal controls over financial reporting.

Item 9B.	Other Information.

Not Applicable

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors

The Boards of Directors of CRH and RIHC currently consist of three directors who are elected annually and serve for one year terms. Each member of the Board holds office for the term for which he or she was elected and until his or her successor shall have been duly elected and qualified. The current directors’ terms expire at the Annual Meeting, or when their successors have been duly elected and qualified.

CRH Directors. The current directors of CRH and the executive offices they hold are as follows:

Name	Age	Position
Thomas J. Barrack, Jr.	59	Treasurer; Director
Nicholas L. Ribis	61	Executive Vice President; Director
Mark M. Hedstrom	48	Director

RIHC Directors. The current directors of RIHC, a wholly owned subsidiary of CRH, and the executive offices they hold are as follows:

Name	Age	Position
Thomas J. Barrack, Jr.	59	Treasurer; Director
Nicholas L. Ribis	61	Executive Vice President; Director
Mark M. Hedstrom	48	Director

RIH Directors. The current directors of Resorts International Hotel, Inc., a New Jersey corporation (“RIH”), a wholly owned subsidiary of RIHC, and the executive offices they hold are as follows:

Name	Age	Position
Thomas J. Barrack, Jr.	59	Treasurer; Director
Nicholas L. Ribis	61	Executive Vice President; Director
Robert L. Clifford	82	Director
Mark M. Hedstrom	48	Director

Experience of Directors

THOMAS J. BARRACK, JR. serves as a director and Treasurer of CRH, RIHC and RIH. He has held these positions with CRH and RIHC since their formation in March 2001 and October 2000, respectively, and with RIH since April 2001, excluding the period from June 13, 2001 to August 22, 2001 when he did not serve as director of RIH. Mr. Barrack also served as President of CRH and RIHC from their formation until October 2002. Mr. Barrack is also the sole member of Colony RIH Voteco, LLC. Mr. Barrack serves as director of Continental Airlines, Inc., Public Storage, Inc. and Kennedy-Wilson, Inc., all publicly traded companies, and First Republic Bank, a private company. Mr. Barrack has served as Chairman and Chief Executive Officer of each of Colony Capital, LLC and Colony Advisors, LLC since 1992 and 1991, respectively. Colony Capital, LLC and Colony Advisors, LLC are international real estate investment and management firms.

NICHOLAS L. RIBIS serves as director and Executive Vice President of CRH, RIHC and RIH and Vice Chairman of RIH. He has held these positions with CRH, RIHC and RIH since March 2001, October 2000 and April 2001, respectively. Mr. Ribis also served as Secretary for CRH and RIHC for the periods March 2001 through December 2002 and October 2000 through December 2002 respectively. Mr. Ribis served as President, Chief Executive Officer and director of Trump Hotels & Casino Resorts, Inc. (now known as Trump Entertainment Resorts, Inc.) from 1995 to 2000. Trump Entertainment Resorts, Inc., a publicly traded company, owns and operates gaming facilities. From January 1993 to January 1995, Mr. Ribis was Chairman of the Casino Association of New Jersey, and served for seven years on the board of trustees of the Casino Reinvestment Development Authority (the “CRDA”).

MARK M. HEDSTROM serves as a director of CRH, RIHC and RIH. He has held these positions since October 2002. Mr. Hedstrom is a Principal and the Chief Financial Officer of Colony Capital, LLC. Prior to joining Colony in 1993, Mr. Hedstrom was Vice President of Finance and Chief Financial Officer of Koll International, a division of The Koll Company, a real estate construction, development and management firm located in Newport Beach, California. Prior to joining Koll, Mr. Hedstrom was Vice President-Finance of Castle Pines Land Co., a leading Colorado developer of master-planned communities. Mr. Hedstrom also spent seven years in the Denver office of Ernst & Young, where he was a senior manager with a number of major real estate companies as his clients.

ROBERT L. CLIFFORD serves as director and sole member of the audit committee of RIH. He has held these positions since October 16, 2001. Mr. Clifford has served and continues to serve as counsel to the law firm of McElroy, Deutsch & Mulvaney since January 1995. Mr. Clifford served as an associate justice of the New Jersey Supreme Court from 1973 until his retirement in 1994. Mr. Clifford served as director of the Bank of the Somerset Hills from January 1998 to August 2000.

Committees of the Board and Board Meetings

Neither the Board of Directors of CRH or RIHC have a standing audit, nominating or compensation committee; the full Board serves in these roles. As RIHC has only one shareholder, and CRH has only three shareholders with a single shareholder holding a majority of the Common Stock, the Board believes that it is not necessary or appropriate to have a nominating committee. Nominations of directors are made by the full Board, with the advice of the majority shareholder. The “audit committee financial expert” designated by the Board is Mr. Hedstrom.

During fiscal year 2006, the Board did not hold any meetings.

The Company does not have a policy with respect to attendance by the directors at the annual meeting of shareholders.

Communications with the Board

The Company provides an informal process for security holders to send communications to the Board. Security holders who wish to contact the Board or any of its members may do so by writing to Resorts Atlantic City, 1133 Boardwalk, Atlantic City, New Jersey 08401. Correspondence directed to an individual director is referred, unopened, to that director. Correspondence not directed to a particular director is referred, unopened, to Mr. Ribis.

Executive Officers

CRH Executive Officers

The executive officers of CRH are as follows:

Name	Age	Position
Thomas J. Barrack, Jr.	59	Treasurer; Director
Nicholas L. Ribis	62	Executive Vice President; Director
Anthony Rodio	48	President and Chief Executive Officer
Nicholas R. Amato	67	Senior Vice President, General Counsel and Secretary
Francis X. McCarthy	54	Executive Vice President-Finance and Chief Financial Officer

RIHC Executive Officers

The executive officers of RIHC are as follows:

Name	Age	Position
Thomas J. Barrack, Jr.	59	Treasurer; Director
Nicholas L. Ribis	62	Executive Vice President; Director
Anthony Rodio	48	President and Chief Executive Officer
Nicholas R. Amato	67	Senior Vice President, General Counsel and Secretary
Francis X. McCarthy	54	Executive Vice President-Finance and Chief Financial Officer

RIH Executive Officers

The executive officers of RIH are as follows:

Name	Age	Position
Francis X. McCarthy	54	Executive Vice President-Finance, Chief Financial Officer and Acting General Manager
Thomas J. Barrack, Jr.	59	Treasurer; Director
Anthony Rodio	48	President and Chief Executive Officer
Nicholas L. Ribis	62	Executive Vice President; Director
Nicholas R. Amato	66	Senior Vice President, General Counsel and Secretary

ANTHONY RODIO serves as Regional President of the Atlantic City Hilton and Resorts Atlantic City as well as the Chief Gaming Executive of the Hilton. Mr. Rodio, who began his career in the casino industry in 1980 at Harrah’s brings more than 26 years of casino experience to the Hilton and Resorts. From 1998 to his appointment as Hilton President in 2005, Mr. Rodio served as Vice President of Finance and Administration for Harrah’s and Showboat in Atlantic City. He has also held executive positions in finance with the Trump organization, and he was a member of the team that opened the Taj Mahal casino in 1990. Tony also held executive positions in finance with Resorts International (later re-named Resorts Atlantic City). Mr. Rodio holds a Master of Business Administration degree from Monmouth University and a Bachelor of Science degree from Rider University.

FRANCIS X. McCARTHY serves as Senior Vice President Finance and Chief Financial Officer of CRH, RIHC and RIH, and as Assistant General Manager of RIH, holding these positions since April 2006. Prior to joining CRH, RIHC and RIH, Mr. McCarthy served as Executive Vice President and Corporate Controller of Trump Entertainment Resorts, Inc. From September 1998 to October 2005, Mr. McCarthy served as the Executive Vice President of Corporate Finance and Chief Financial Officer of Trump Entertainment Resorts, Inc. and certain of its subsidiaries. Mr. McCarthy served as the Executive Vice President of Corporate Finance and Chief Financial Officer of Trump Hotels & Casino Resorts, Inc. (predecessor of Trump Entertainment Resorts, Inc.) at the time it filed for chapter 11in the United States Bankruptcy Court in November 2004.

NICHOLAS R. AMATO serves as Senior Vice President, General Counsel and Secretary of CRH, RIHC and RIH, holding these positions since December 2002. Mr. Amato also served as Senior Vice President and General Counsel of RIH since April 2001. From January 1999 until April 2001, Mr. Amato served as the Senior Vice President of Development at Trump Hotels & Casino Resorts, Inc. From December 1994 to December 1996, Mr. Amato was the President of the Casino Association of New Jersey (“CANJ”). From November 1991 to November 1994, Mr. Amato was the Executive Director of the CRDA. Mr. Amato holds a juris doctorate degree from Seton Hall University School of Law and is a member of the New Jersey Bar.

Executive officers of the Company and RIH are elected annually and serve at the discretion of the respective Boards of Directors. There are no family relationships between or among any of the Company’s and RIH’s directors or executive officers.

Code of Ethics

The Company has adopted a code of ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officer, and other financial professionals. A printed copy of the Company’s code of ethics is available at no cost if requested in writing to: Chief Financial Officer, Resorts International Hotel and Casino, Inc., 1133 Boardwalk, Atlantic City, New Jersey 08401.

ITEM 11.	Executive Compensation.

Compensation Discussion and Analysis

Overview

This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each person who served as an executive officer during 2006. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative primarily for the last completed fiscal year, but also includes a description of compensation actions taken prior to 2006 to the extent it enhances the understanding of our executive compensation disclosure.

CRH and RIHC currently pay no compensation to any of their executive officers. The principal elements of the compensation program for the executive officers of RIH are base salary, annual cash incentives, long-term equity incentives in the form of equity options, and post-termination severance provisions. The other benefits and perquisites provided to executive officers of RIH consist of life and health insurance benefits, a qualified 401(k) savings plan, and in specified cases include reimbursement for certain insurance premiums, automobile expenses and housing expenses.

The following table sets forth compensation earned by the executive officers during 2006.

2006 Summary Compensation Table
	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)		Total ($)
Nicholas L. Ribis	$300,000		$—	$—	$—	$—	$—	$314,600	(3)	$614,600
Vice Chairman, Executive Vice President

Anthony Rodio	$152,333	(8)	$—	$—	$—	$—	$—	$1,159	(4)	$153,492
President and Chief Executive Officer

Nicholas R. Amato	$95,743	(8)	$—	$—	$—	$—	$—	$—		$95,743
Senior Vice President, General Counsel and Secretary

Francis X. McCarthy, Jr.	$93,751	(8)	$—	$—	$—	$—	$—	$9,000	(5)	$102,751
Senior Vice President and Chief Financial Officer
Audrey S. Oswell	$395,805		$133,334	$—	$—	$—	$—	$408,000	(6)	$937,139
Former President, Chief Executive Officer (1)

Mark B. Lefever	$108,195		$—	$—	$—	$—	$—	$4,000	(7)	$112,195
Former Vice President and Chief Financial Officer (2)

Eric Fiocco	$200,251		$—	$—	$—	$—	$—	$—		$200,251
Senior Vice President of Casino Operations and Marketing

Regina Stasuk	$190,008		$—	$—	$—	$—	$—	$—		$190,008
Vice President of Casino Marketing

(1)	Ms. Oswell left the Company as of April 21, 2006.
(2)	Mr. Lefever left the Company as of April 20, 2006.
(3)	Consists of $300,000 in consulting fees and $14,600 in life insurance premiums.
(4)	Consists of $1,159 in life insurance premiums.
(5)	Consists of $9,000 in car allowance.
(6)	Consists of $400,000 in separation agreement and $8,000 in car allowance.
(7)	Consists of $4,000 in car allowance.
(8)	Messrs. Rodio’s, Amato’s and McCarthy’s salary is allocated evenly between the Atlantic City Hilton and the Company.

Option Grants in Fiscal Year Ended December 31, 2006

During the fiscal year ended December 31, 2006, the Company did not grant stock options to purchase any shares of its Class A Common Stock and Class B Common Stock.

The following table sets forth information regarding the value of the unexercised options in CRH Common Stock held by each of the executive officers holding options as of December 31, 2006, based on the market value of CRH Common Stock on that date. No options were exercised by these officers during the fiscal year ended December 31, 2006.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Nicholas L. Ribis	1,105 Class A Shares	-0-	-0-	$.0475	April 25, 2011	-0-	-0-	-0-	-0-
Nicholas L. Ribis	22,368 Class B Shares	-0-	-0-	$100	April 25, 2011	-0-	-0-	-0-	-0-
Nicholas R. Amato	77 Class A Shares	-0-	-0-	$.0475	October 1, 2013	-0-	-0-	-0-	-0-
Nicholas R. Amato	1,556 Class B Shares	-0-	-0-	$100	October 1, 2013	-0-	-0-	-0-	-0-

Employment Agreements

RIH entered into an employment agreement with Francis X. McCarthy effective March 24, 2006. Mr. McCarthy is currently serving as RIH’s Executive Vice President Finance, Chief Financial Officer and Assistant General Manager. The current term of this agreement is for three years, and shall automatically renew for additional one year terms unless terminated by either party. RIH currently pays Mr. McCarthy an annual base salary of $250,000 and a monthly automobile allowance of $1,000. Mr. McCarthy is eligible to participate in RIH’s bonus program in the event that RIH achieves annual budget and other business plan targets determined by the Board of Directors, provided, however, that Mr. McCarthy is entitled to receive a minimum annual bonus of $50,000 without regard to performance targets. The agreement also entitles Mr. McCarthy to participate in RIH’s other standard benefit programs and contains customary confidentiality and competition provisions. The following termination benefits are provided under the agreement:

•

if Mr. McCarthy is terminated for “Cause,” as defined in the agreement, he will receive no additional compensation or termination benefits other than accrued but unpaid base salary, accrued and unused vacation pay and any other “Accrued Benefits,” as defined in the agreement;

•

if Mr. McCarthy is terminated other than for “Cause,” he will receive a lump sum payment equal to the greater of twelve months of his base salary or his base salary for the unexpired term of the agreement (not to exceed 24 months), Accrued Benefits and medical benefits for the lesser of the period of time for which he is not enrolled in a subsequent employer’s medical benefits plan or twelve months from the date of his termination, and his $50,000 annual bonus;

•

if Mr. McCarthy voluntarily resigns after three months but prior to six months after a Change in Control, he will be entitled to receive a lump sum payment equal to the greater of six months base salary or his base salary for the unexpired term of the agreement, but in no event exceeding 18 months’ base salary, in addition to medical and dental benefits for 18 months and a prorated portion of his guaranteed annual bonus;

•

if Mr. McCarthy is terminated “Without Cause” within six months after a Change in Control, he will be entitled to receive a lump sum payment equal to the greater of twelve months base salary or his base salary for the unexpired term of the agreement, but in no event exceeding 24 months’ base salary, in addition to medical and dental benefits for 18 months and a prorated portion of his guaranteed annual bonus;

•	if Mr. McCarthy voluntarily resigns or is terminated by reason of death or disability, he will receive Accrued Benefits.

Vice Chairman’s Agreement

CRH and RIHC entered into a Vice Chairman Agreement with Nicholas L Ribis on April 25, 2001, which agreement was amended on June 18, 2004, and further amended on May 19, 2005. Mr. Ribis is currently serving as a director of CRH, RIHC and RIH. The term of this agreement expires on June 1, 2006, provided that the term of the agreement is automatically extended for successive one year periods if neither party has provided six months written notice of its intention to have the agreement lapse at the expiration of the term. RIHC currently pays Mr. Ribis annual consulting fees of $300,000 and an annual base salary of $300,000. Mr. Ribis is entitled to an annual bonus based upon achievement of RIHC’s annual budget and business plan targets to be determined by RIHC’s Board of Directors. Under this agreement, CRH agreed to grant Mr. Ribis an option to purchase 1,105 shares of Class A Common stock at a price of $0.0475 per share and 22,368 shares of its Class B Common stock at $100 per share, of which 555 shares of Class A Common stock and 11,188 shares of Class B Common stock vested on April 25, 2001. An additional 110 shares of Class A Common stock and 2,236 shares of Class B Common stock vested on each of April 25, 2002, April 25, 2003, April 25, 2004, April 25, 2005 and April 25, 2006. Upon termination of this agreement under certain circumstances, CRH shall have the right to purchase and Mr. Ribis shall have the right to sell, any shares of capital stock of CRH held by Mr. Ribis. RIHC has also agreed to pay Mr. Ribis’ reasonable business expenses. The agreement also contains customary confidentiality and competition provisions.

The agreement includes the following termination benefits:

•

If Mr. Ribis is terminated without “cause,” as defined in the agreement, dies or becomes disabled or Mr. Ribis terminates his services for “good reason,” as defined in the agreement, he will be entitled to receive his salary for a period of 12 months following the date of termination and the portion of his annual bonus accrued in the year of termination. The options that would vest in the two-year period following the date of termination shall immediately vest and shall be exercisable for a period of 90 days following the date of termination.

•

If Mr. Ribis is terminated for “cause,” as defined in the agreement or Mr. Ribis terminates his services “without good reason,” he will receive no additional compensation and all outstanding but unexercised options shall be cancelled.

The options issued to Mr. Ribis were accounted for under the fair value method of accounting on the date the shares became vested and will be reflected as compensation expense over the life of the agreement. Further, the common shares purchased by Mr. Ribis are classified separately from shareholders’ equity as “Redeemable common stock” in the balance sheet of RIHC to reflect the rights granted Mr. Ribis to require RIHC to repurchase his shares upon termination of the agreement under certain circumstances.

Director Compensation

The following table sets forth the compensation for all directors other than Mr. Ribis, who also serves as Executive Vice President and receives compensation as fully set forth in the Summary Compensation Table.

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (f)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Thomas J. Barrack	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Mark Hedstro	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Robert Clifford	25,000	-0-	-0-	-0-	-0-	-0-	25,000

As director of RIH, Mr. Clifford is entitled to an annual retainer fee of $25,000. Mr. Clifford is also entitled to a fee of $2,000 per board meeting which he attends. During 2006, Mr. Clifford was paid a retainer of $25,000, however there were no board meetings held in 2006.

Insider Participation in Compensation Decisions

The Board of Directors of CRH, which determines compensation for CRH, RIHC and RIH, is comprised of Thomas J. Barrack, Jr., Nicholas L. Ribis and Mark M. Hedstrom. Mr. Barrack serves as Treasurer of CRH, RIHC and RIH. Mr. Ribis serves as Executive Vice President of CRH, RIHC and RIH.

PERFORMANCE GRAPH

A performance graph was not included as there is no public market for the Common Stock. CRH has only three shareholders of record and is the sole shareholder of RIHC. Neither CRH nor RIHC has paid dividends on their respective shares of common stock.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

BENEFICIAL OWNERSHIP OF EQUITY SECURITIES

The table below sets forth information regarding beneficial ownership of CRH’s common stock as of March 1, 2007, by:

•	each shareholder who beneficially owns more than 5% of the outstanding shares of Class A Common stock or Class B Common stock;

•	each of CRH’s, RIHC’s and RIH’s directors;

•	each of CRH’s, RIHC’s and RIH’s named executive officers; and

•	all of the above directors and named executive officers as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. The number of shares outstanding used in calculating the percentage of beneficial ownership for each listed person includes the shares underlying options held by such persons that are exercisable within 60 days of April 28, 2006, but excludes shares underlying options held by any other person. Percentage of beneficial ownership is based on 38,295 shares of Class A Common stock and 774,982 shares of Class B Common stock outstanding as of April 28, 2006. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock listed as beneficially owned by them.

	Shares of Class A Common Stock Beneficially Owned	Shares of Class A Common Stock Beneficially Owned	Shares of Class B Common Stock Beneficially Owned	Shares of Class B Common Stock Beneficially Owned
	Number	Percent	Number	Percent
Colony Investors IV, L.P. (2)(3)	—	0.0%	736,232	95.0%
Colony RIH Voteco, LLC (2)(3)	36,380	95.0%	—	0.0%
Thomas J. Barrack, Jr. (2)(4)	36,380	95.0%	—	0.0%
Nicholas L. Ribis (5)	3,020	7.7%	61,118	7.7%
Mark M. Hedstrom	—	0.0%	—	0.0%
Robert L. Clifford	—	0.0%	—	0.0%
Anthony Rodio	—	0.0%	—	0.0%
Nicholas R. Amato (6)	77	*	1556	*
Francis X. McCarthy	—	0.0%	—	0.0%
All directors and named executive officers as a group (7 persons)	39,477	100.0%	798,906	100.0%

*	Less than one percent of the outstanding shares of common stock.
(1)	Except as otherwise indicated, the address for each of CRH’s, RIHC’s and RIH’s named executive officers and directors is 1133 Boardwalk, Atlantic City, New Jersey 08401.
(2)	The address of each of Colony Investors IV, L.P. (“Colony IV”), Mr. Barrack and Colony RIH Voteco, LLC (“Voteco”), is 1999 Avenue of the Stars, Suite 1200, Los Angeles, California 90067. Mr. Barrack is the sole member of Voteco.
(3)

Pursuant to the Transfer Restriction Agreement, dated April 25, 2001, Colony IV has the right to acquire such shares on each occasion that shares of Class B Common stock held by Colony IV would be transferred to a proposed purchaser who, in connection with such proposed transfer, has obtained all licenses, registrations, authorizations, consents, waivers, orders, findings of suitability or other approvals required to be obtained from, and has made all filings, notices or declarations required to be made with, all gaming authorities under all applicable gaming laws. In such event, Colony IV shall have an option to purchase from Voteco the number of shares of Class A Common stock equal to the product of the number of shares of Class A Common stock held by Voteco and the fraction whose numerator is the number of shares of Class B Common stock proposed to be sold by Colony IV in the Approved Sale, as defined in the agreement, and whose denominator is the number of shares of Class B Common stock held by Colony IV.

(4)	Mr. Barrack is the Manager of Voteco, and thereby may be deemed to have beneficial ownership of Class A Common stock owned of record by Voteco. Mr. Barrack has disclaimed beneficial ownership of such shares of Class A Common stock.
(5)	Includes vested options to acquire 1,105 shares of Class A Common stock and 22,368 shares of Class B Common stock.
(6)	Includes vested options to acquire 77 shares of Class A Common stock and 1,556 shares of Class B Common stock.

RIHC is a wholly owned subsidiary of CRH. RIHC has no outstanding options or convertible securities. RIH is RIHC’s wholly owned subsidiary. RIH owns and operates Resorts Atlantic City, a casino hotel in Atlantic City, New Jersey.

Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires certain officers of the Company and its directors, and persons who beneficially own more than ten percent of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the Company.

Based solely on a review of the copies of reports provided to the Company by the above referenced persons, the Company believes that all of the above referenced persons complied with all filing requirements applicable to them with respect to transactions during fiscal year 2006.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transfer Restriction Agreement

Shares of CRH’s Class A Common stock held by Colony RIH Voteco, LLC (“Voteco”), a beneficial owner of more than 5% of the outstanding Class A Common stock, are subject to a Transfer Restriction Agreement, dated April 25, 2001, by and among Voteco, Mr. Barrack, a Board director and nominee and sole member of Voteco, and Colony IV, a beneficial owner of more than 5% of the outstanding Class B Common stock. The Transfer Restriction Agreement provides, among other things, that:

•

Colony IV has the right to acquire shares of Class A Common stock from Voteco on each occasion that shares of Class B Common stock held by Colony IV would be transferred to a proposed purchaser who, in connection with such proposed sale, has obtained all licenses, permits, registrations, authorizations, consents, from, and has made all filings, notices or declarations required to be made with, all gaming authorities under all applicable gaming laws; and

•	Voteco will not transfer ownership of shares of Class A Common stock owned by it except pursuant to such option of Colony IV.

Colony IV required Voteco and Mr. Barrack to enter into the Transfer Restriction Agreement to restrict the ability of Voteco and Mr. Barrack, without the assent of Colony IV, to obtain personal benefit from any control premium or price appreciation associated with the shares of Class A Common stock or to transfer control of RIH to a third party. The per share exercise price of Colony IV’s option under the Transfer Restriction Agreement has been set to reimburse Voteco for its original cost of acquiring shares of Class A Common stock on April 25, 2001, plus interest accruing at a rate of 6% per year on the original purchase price.

Stock Purchase Transactions

On April 25, 2001, in connection with the acquisition of Resorts Atlantic City (the “Acquisition”), a casino hotel in Atlantic City, New Jersey, by RIHC, pursuant to a Purchase Agreement, dated October 30, 2000, by and between RIHC, Kerzner International North America, Inc., formerly Sun International North America, Inc. and GGRI, Inc., Mr. Ribis, a Board director and nominee, acquired 1,050 shares of Class A Common stock at a price of $0.0475 per share and 21,250 shares of Class B Common stock of CRH at a price of $100 per share for $2,125,050 in cash. Concurrently, Voteco acquired 19,950 shares of Class A Common stock at a price of $0.0475 per share for $950 in cash and Colony IV acquired 403,740 shares of Class B Common stock at a price of $100 per share for $40,374,000 in cash and 100 shares of RIHC Common stock.

On March 22, 2002, in connection with the sale by RIHC of $180.0 million aggregate principal amount of 11 1/2% First Mortgage Notes due 2009, Mr. Ribis acquired 865 shares of Class A Common stock at a price of $0.0475 per share and 17,500 shares of Class B Common stock at a price of $100 per share for $1,750,041.09 in cash. Concurrently, Voteco acquired 16,430 shares of Class A Common stock at a price of $0.0475 per share for $780.43 in cash and Colony IV acquired 332,492 shares of Class B Common stock at a price of $100 per share for $33,249,200 in cash.

Shareholders Agreement

On April 25, 2001, CRH, Voteco, Colony IV and Mr. Ribis, entered into a Shareholders Agreement. Pursuant to the terms of the Shareholders Agreement, Mr. Ribis and any other future employee shareholder (“Employee Shareholder”), will be prohibited from transferring any shares of CRH’s capital stock prior to the initial public offering of CRH’s common stock. In the event Mr. Ribis or any Employee Shareholder proposes to transfer any shares of CRH’s capital stock, CRH, then Voteco and Colony IV have a right of first offer on such transfer. In the event that Colony IV or Voteco sell their respective holdings or a substantial portion of their respective holdings of CRH’s capital stock, Mr. Ribis and other Qualified Shareholders, as defined in the Shareholders Agreement, have the right to participate in the sale on the same terms.

All holders of CRH’s common stock who are party to the Shareholders Agreement have “piggyback” registration rights. If CRH registers any of its equity securities, the investors may require CRH to include all or a portion of their registrable securities in the registration and in any related underwriting. In an underwritten offering, the managing underwriter, if any, of any such offering, has the right, subject to certain conditions, to limit the number of registrable securities. In general, CRH will bear all fees, costs and expenses of any such registrations, other than underwriting discounts and commissions.

Joint Services Agreement

On June 18, 2004, RIH and Colony Resorts LVH Acquisitions, LLC (“Colony LVH”), an affiliate of Colony Capital, entered into a Joint Services Agreement (the “Joint Services Agreement”). Pursuant to the Joint Services Agreement, for an initial term of three years with automatic one year renewal periods, RIH and Colony LVH agreed to cooperatively develop and implement joint programs as they shall mutually agree upon with the goal of achieving collective cost savings and efficiencies for each of RIH and Colony LVH. The Joint Services Agreement is terminable by either party with six months notice. On April 26, 2005, the Joint Services Agreement was amended and restated to add Resorts International Holdings, LLC, an affiliate of each of RIH and Colony LVH, as a party to the agreement.

Joint Marketing Agreement

On June 18, 2004, RIH and Colony LVH entered into a Joint Marketing Agreement (the “Joint Marketing Agreement”). Pursuant to the Joint Marketing Agreement, for an initial term of three years with automatic one year renewal, RIH and Colony LVH agreed to cooperatively develop and implement such joint advertising and marketing programs for the casino hotel owned by each company as they may mutually agree upon. Each of RIH and Colony LVH also agreed to use reasonable efforts to cross-advertise their respective casino hotels. Pursuant to the agreement, RIH and Colony LVH also granted a non-exclusive royalty-free license to each other during the term of the agreement to use the other party’s trademarks in connection with joint marketing promotions. The Joint Marketing Agreement is terminable by either party with six months notice. On April 26, 2005, the Joint Marketing Agreement was amended and restated to add Resorts International Holdings, LLC, an affiliate of each of RIH and Colony LVH, as a party to the agreement.

Indemnification Agreement

The directors and certain executive officers of CRH, RIHC and RIH will enter into an Indemnification Agreement. Under the Indemnification Agreement, CRH shall indemnify to the fullest extent permitted by law, against all expenses, liability and losses reasonably incurred or suffered by the director or executive officer in connection with any action, suit or proceeding (other than an action by or in the right of CRH, RIHC or RIH) in which the director or executive officer is or was a party, is threatened to be made a party to or is involved in by reason of his or her position with CRH, RIHC or RIH or his or her serving at the request of CRH, RIHC or RIH as an officer or director of another enterprise.

McElroy, Deutsch & Mulvaney

McElroy, Deutsch & Mulvaney provides legal services to RIH. Mr. Clifford, a director of RIH, is of counsel to McElroy, Deutsch & Mulvaney.

Item 14.	Principal Accountant Fees and Services.

Fees billed to the Company by Ernst & Young LLP during the fiscal years ended December 31, 2006 and 2005:

Audit Fees: Fees for audit services totaled approximately $302,000 and $247,000 for the 2006 and 2005 fiscal years respectively, including fees related to the annual audit, quarterly reviews and registration statements.

Audit Related Fees: Fees for audit related services totaled approximately $15,000 and $28,000 for the 2006 and 2005 fiscal years, respectively. Audit related fees include fees related to audit services performed for the Company’s benefits plan and attestation reports.

Tax Fees: Fees for tax services, including tax compliance, tax advice and tax planning totaled approximately $54,000 and $23,000 in fiscal 2006 and 2005, respectively.

Other Fees: Fees for agreed upon procedures pursuant to an engagement letter totaled approximately $10,000 in 2006.

The Board approves all services provided by the independent registered public accounting firm prior to commencement of such services.

PART IV

Item 15.	Exhibits, and Financial Statement Schedules.

The following documents are filed as part of this Form 10-K.

(a) Consolidated Financial Statements filed as part of this report are contained in Part II, Item 8.

(b) The exhibits listed below are filed with this report or incorporated by reference as set forth below.

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of Colony RIH Holdings, Inc.*

3.2	By-Laws of Colony RIH Holdings, Inc.*

3.3	Certificate of Incorporation of Resorts International Hotel and Casino, Inc. *

3.4	Certificate of Amendment of Certificate of Incorporation of Resorts International Hotel and Casino, Inc. *

3.5	By-Laws of Resorts International Hotel and Casino, Inc. *

3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Colony RIH Holdings, Inc. Incorporated by reference to Exhibit 3.6 of Form 10-K for the year ended December 31, 2002.

3.7	Certificate of Second Amendment of Amended and Restated Certificate of Incorporation of Colony RIH Holdings, Inc. Incorporated by reference to Exhibit 3.7 of Form 10-K for the year ended December 21, 2004.

4.1	Form of Colony RIH Holdings, Inc. Stock Certificate.*

4.2	Form of Resorts International Hotel and Casino, Inc. Stock Certificate.*

10.1	Purchase Agreement, dated October 30, 2000, by and among Colony RIH Acquisitions, Inc., Sun International North America, Inc. and GGRI, Inc.*

10.2	First Amendment to the Purchase Agreement, dated February 28, 2001, among Colony RIH Acquisitions, Inc., Sun International North America, Inc. and GGRI, Inc.*

10.3	Second Amendment to the Purchase Agreement, dated April 5, 2001, among Colony RIH Acquisitions, Inc., Sun International North America, Inc. and GGRI, Inc.*

10.4	Third Amendment to the Purchase Agreement, dated April 24, 2001, among Colony RIH Acquisitions, Inc., Sun International North America, Inc, and GGRI, Inc.*

10.5	Second Amended and Restated Credit Agreement, dated May 18, 2001, among Colony RIH Acquisitions, Inc., the guarantors named therein, the lenders named therein, Merrill Lynch & Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bankers Trust Company.*

10.6	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated June 27, 2001, among Colony RIH Acquisitions, Inc., the guarantors named therein, the lenders named therein, Merrill Lynch & Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Bankers Trust Company.*

10.7	Security Agreement, dated April 25, 2001, by Colony RIH Acquisitions, Inc., Colony RIH Holdings, Inc., Resorts International Hotel, Inc., New Pier Operating Company, Inc., the guarantors named therein and Bankers Trust Company.*

10.8	Option Agreement, dated April 25, 2001, by and between Colony RIH Acquisitions, Inc. and Sun International North America, Inc.*

10.9	Lease Agreement, dated April 25, 2001, by and between Sun International North America, Inc. and Colony RIH Acquisitions, Inc.*

10.10	Form of Note.*

10.11	Form of Indemnification Agreement.*

10.12	Securities Purchase Agreement, dated April 25, 2001, between Nicholas L. Ribis and Colony RIH Holdings, Inc.*

10.13	Securities Purchase Agreement, dated April 25, 2001, between Colony RIH Voteco, LLC and Colony RIH Holdings, Inc.*

10.14	Securities Purchase Agreement, dated April 25, 2001, between Colony Investors IV, L.P. and Colony RIH Holdings, Inc.*

10.15	Stockholders Agreement, dated April 25, 2001, by and among Colony RIH Holdings, Inc., Colony RIH Voteco, LLC, Colony Investors IV, L.P. and Nicholas L. Ribis.*

10.16+	Vice Chairman Agreement, dated April 25, 2001, by and among Nicholas L. Ribis and Colony RIH Acquisitions, Inc.*

10.17+	2001 Omnibus Stock Incentive Plan, dated April 25, 2001, by and between Colony RIH Holdings, Inc. and Nicholas L. Ribis.**

10.18+	Employment Agreement, dated October 1, 2001, by and between Resorts International Hotel, Inc. and Anthony Rodio.**

10.20+	Employment Agreement, dated October 1, 2001, by and between Resorts International Hotel, Inc. and Nicholas Amato. **

10.23+	Employment Agreement, dated October 1, 2001, by and between Resorts International Hotel, Inc. and Alan J. Rivin. **

10.25+	2001 Omnibus Stock Incentive Plan. **

10.26+	2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and Audrey S. Oswell. **

10.28+	2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and Nicholas Amato. **

10.31+	2001 Omnibus Stock Incentive Plan, dated October 1, 2001, by and between Colony RIH Holdings, Inc. and Alan J. Rivin. **

10.32	Amended and Restated Loan and Security Agreement, dated June 24, 2002, between CIT Group/Equipment Financing, Inc. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2002.

10.33	Guaranty and Suretyship Agreement, dated June 24, 2002, by Resorts International Hotel and Casino, Inc. for the benefit of CIT Group/ Financing Inc. Incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2002.

10.34	Thermal Energy Services Agreement, dated June 16, 2002, between Marina Energy, LLC and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2002.

10.35	Loan and Security Agreement, dated November 4, 2002, between Resorts International Hotel, Inc. and Commerce Bank, N.A. Incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2002.

10.36	(Intentionally omitted).

10.37	Amendment No. 2 to Amended and Restated Loan and Security Agreement, dated January 16, 2004, between CIT Group/Equipment Financing, Inc. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2003.

10.38	Amendment No. 3 to Amended and Restated Loan and Security Agreement, dated March 17, 2004, between CIT Group/Equipment Financing, Inc. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2003.

10.39	Master Agreement Among Kerzner International North America, Inc., Colony RIH Holdings, Inc., Resorts International Hotel and Casino, Inc., Resorts real Estate Holdings, Inc. Resorts International Hotel, Inc. and New Pier Operating Company, Inc., dated March 18, 2004. Incorporated by reference to Exhibit 10.40 of Form 10-K for the year ended December 31, 2003.

10.40	Secured Promissory Note, dated March 18, 2004, between Resorts Real Estate Holdings, Inc. and Kerzner International North America, Inc. Incorporated by reference to Exhibit 10.41 of Form 10-K for the year ended December 31, 2003.

10.41	Purchase and Sale Agreement, dated March 18, 2004, between Kerzner International North America, Inc. as Seller and Resorts Real Estate Holdings, Inc. as Purchaser. Incorporated by reference to Exhibit 10.42 of Form 10-K for the year ended December 31, 2003.

10.42	Security Agreement, dated March 18, 2004, between Resorts Real Estate Holdings, Inc, Colony RIH Holdings, Inc. as Grantors and Kerzner International North America, Inc. as Lender. Incorporated by reference to Exhibit 10.43 of Form 10-K for the year ended December 31, 2003.

10.43	Second Amendment to Lease Agreement, dated March 18, 2004, between Resorts Real Estate Holdings, Inc. (successor in interest to Kerzner International North America, Inc.) and Resorts International Hotel and Casino, Inc. 31, 2003. Incorporated by reference to Exhibit 10.44 of Form 10-K for the year ended December 31, 2003.

10.44	Guaranty, dated March 18, 2004, by Colony RIH Holdings, Inc. in favor of Kerzner International North America, Inc. Incorporated by reference to Exhibit 10.45 of Form 10-K for the year ended December 31, 2003.

10.46	Guaranty, dated March 18, 2004, by Resorts International Hotel and Casino, Inc., Resorts International Hotel, Inc. and New Pier Operating Company, Inc. in favor of Kerzner International North America, Inc. Incorporated by reference to Exhibit 10.46 of Form 10-K for the year ended December 31, 2003.

10.47+	Employment Agreement, dated May 26, 2004, by and between Resorts International Hotel, Inc. and Francis X. McCarthy. Incorporated by reference to Exhibit 10.47 of Form 10-Q for the three months ended June 30, 2004.

10.48+	First Amendment to Vice Chairman Agreement, dated June 18, 2004, by and among Nicholas L. Ribis and Resorts International Hotel and Casino, Inc. Incorporated by reference to Exhibit 10.48 of Form 10-Q for the three months ended June 30, 2004.

10.49	(Intentionally omitted)

10.50	Amendment No. 4 to Amended and Restated Loan and Security Agreement, dated September 14, 2004, between CIT Group/Equipment Financing, Inc. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.50 of Form 8-K, Current Report, filed September 17, 2004.

10.51	Amendment No. 1 to Loan and Security Agreement, dated September 24, 2004, between Commerce Bank, N.A. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.51 of Form 8-K, Current Report, filed September 27, 2004.

10.52	Amendment No. 1 to Employment Agreement, dated June 17, 2004, by and between Resorts International Hotel, Inc. and Anthony Rodio. Incorporated by reference to Exhibit 10.52 of Form 8-K, Current Report, filed October 5, 2004.

10.53	Amendment No. 2 to Loan and Security Agreement, dated September 30, 2004, between Commerce Bank, N.A. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.53 of Form 8-K, Current Report, filed November 1, 2004.

10.54	Incorporated by reference to Exhibit 10.54 of Form 10-K for the year ended December 31, 2004.

10.55+	Employment Agreement dated as of January 27, 2005, by and between Resorts International Hotel, Inc. and Joseph Weis. Incorporated by reference to Exhibit 10.55 of Form 10-Q for the three months ended March 31, 2005.

10.56	Amended and Restated Services Agreement dated as of April 26, 2005, by and among Resorts International Hotel, Inc., Colony Resorts LVH Acquisitions, LLC and Resorts International Holdings, LLC. Incorporated by reference to Exhibit 10.56 of Form 10-Q for the three months ended March 31, 2005.

10.57	Amended and Restated Joint Marketing Agreement dated as of April 26, 2005, by and among Resorts International Hotel, Inc., Colony Resorts LVH Acquisitions, LLC and Resorts International Holdings, LLC. Incorporated by reference to Exhibit 10.57 of Form 10-Q for the three months ended March 31, 2005.

10.58	Third Amendment to Loan and Security Agreement dated as of June 28, 2005, by and between Resorts International Hotel, Inc. and Commerce Bank, N.A. Incorporated by reference to Exhibit 10.58 of Form 8-K, Current Report, filed June 30, 2005.

10.59	Amendment No. 6 to Amended and Restated Loan and Security Agreement dated as of September 28, 2005, between the CIT Group/Equipment Financing, Inc. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.59 of Form 8-K, Current Report, filed October 3, 2005.

10.60	Amendment No.7 to Amended and Restated Loan and Security Agreement dated as of March 29, 2006, between the CIT Group/Equipment Financing, Inc. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.60 of Form 10-K for the year ended December 31, 2005.

10.61	Letter Amendment to Loan and Security Agreement dated March 29, 2006, between Commerce Bank, N.A. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.61 of Form 10-K for the year ended December 31, 2005.

10.62+	Amendment to Vice Chairman Agreement dated as of May 19, 2005, between Nicholas L. Ribis and Resorts International Hotel and Casino, Inc.

10.63	Separation Agreement dated as of March 27, 2006, between Audrey S. Oswell, Colony RIH Holdings, Inc. and Resorts International Hotel, Inc. Incorporated by reference to Exhibit 10.63 of Form 10-Q filed on May 15, 2006.

10.64	Fourth Amendment to Loan and Security Agreement between Resorts International, Inc. and Commerce Bank, N.A. Incorporated by reference to Exhibit 10.64 of Form 8-K filed June 20, 2006.

10.65	Fifth Amendment to Loan and Security Agreement between Resorts International, Inc. and Commerce Bank, N.A. Incorporated by reference to Exhibit 10.65 of Form 8-K filed September 6, 2006.

10.66	Second Amended and Restated Loan and Security Agreement between The CIT Group Equipment Financing, Inc. and Resorts International Hotel and Casino, Inc. Incorporated by reference to Exhibit 10.66 of Form 8-K filed October 4, 2006.

10.67	Guaranty and Suretyship Agreement between The CIT Group Equipment Financing, Inc. and Resorts International Hotel and Casino, Inc. Incorporated by reference to Exhibit 10.67 of Form 8-K filed October 4, 2006.

10.68	Sixth Amendment to the Loan and Security Agreement between Resorts International, Inc. and Commerce Bank, N.A. Incorporated by reference to Exhibit 10.68 of Form 8-K filed October 31, 2006.

10.69	Seventh Amendment to the Loan and Security Agreement between Resorts International, Inc. and Commerce Bank, N.A. Incorporated by reference to Exhibit 10.69 of Form 8-K filed December 6, 2006.

10.70	Eighth Amendment to the Loan and Security Agreement between Resorts International, Inc. and Commerce Bank, N.A. Incorporated by reference to Exhibit 10.70 of Form 8-K filed February 1, 2007.

10.71	Credit Agreement dated March 14, 2007 by and among Resorts Finance Holdings, Inc., Resorts International Hotel, Inc., Resorts Propco, Inc., New Pier Operating Company, Inc., Resorts Real Estate Holdings, Inc. and Column Financial, Inc. Incorporated by reference to Exhibit 99.1 of Form 8-K filed March 20, 2007.

16.1	Acknowledgment of Arthur Andersen, LLP.*

21.1	Subsidiaries of the registrant.

31.1	Certification of Anthony Rodio, President and Chief Executive Officer of CRH, pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002.

31.2	Certification of Francis X. McCarthy, Senior Vice President/CFO and Principal Financial Officer of CRH, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Anthony Rodio, President and Chief Executive Officer of RIHC, pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002.

31.4	Certification of Francis X. McCarthy, Senior Vice President/CFO and Principal Financial Officer of RIHC, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Anthony Rodio, President and Chief Executive Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Francis X. McCarthy, Senior Vice President/CFO and Principal Financial Officer of CRH and RIHC, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Registrants’ Form 10 filed July 13, 2001 (File No. 0-32987), as amended by Amendment No. 1, filed August 24, 2001.
**	Incorporated by reference to the Registrants’ Form 10-Q filed December 14, 2001, as amended by Amendment No. 1, filed February 20, 2002 (File No. 000-32987).
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 2, 2007

COLONY RIH HOLDINGS, INC.

By:	/s/ Francis X. McCarthy
Name:	Francis X. McCarthy
Title:	Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Rodio	President and Chief Executive Officer	April 2, 2007
Anthony Rodio	(Principal Executive Officer)

/s/ Thomas J. Barrack, Jr.	Director, Treasurer	April 2, 2007
Thomas J. Barrack, Jr.

/s/ Nicholas L. Ribis	Director, Executive Vice President	April 2, 2007
Nicholas L. Ribis

/s/ Mark M. Hedstrom	Director	April 2, 2007
Mark M. Hedstrom

/s/ Francis X. McCarthy	Senior Vice President	April 2, 2007
Francis X. McCarthy	(Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 2, 2007

RESORTS INTERNATIONAL HOTEL AND CASINO, INC.

By:	/s/ Francis X. McCarthy
Name:	Francis X. McCarthy
Title:	Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Rodio	President and Chief Executive Officer	April 2, 2007
Anthony Rodio	(Principal Executive Officer)

/s/ Thomas J. Barrack, Jr.	Director, Treasurer	April 2, 2007
Thomas J. Barrack, Jr.

/s/ Nicholas L. Ribis	Director, Executive Vice President	April 2, 2007
Nicholas L. Ribis

/s/ Mark M. Hedstrom	Director	April 2, 2007
Mark M. Hedstrom

/s/ Francis X. McCarthy	Senior Vice President	April 2, 2007
Francis X. McCarthy	(Principal Financial Officer)